Form 10KSB
period 1999-12-31
FOUR PEAKS GROUP INC
filed 2000-03-31
CIK 1101089

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-KSB

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                FOUR PEAKS GROUP, INC.
                     (Name of Small Business Issuer in its Charter)



Nevada                                              77-0432962
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

44489 Town Center Way #D415,
Palm Desert, CA                                            92260
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (760)342-8040

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered

Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ----- -----

Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended December 31, 1999 were $0

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of December 31, 1999, computed by reference to the issuer's shareholder's list as composed by the issuer's transfer agent at December 31, 1999, of 2,000,000 shares, was $2,000.

As at December 31, 1999, there were 2,000,000 shares of the issuer's common stock outstanding.


Transitional Small Business Disclosure Format (check one) Yes  No X
                                                         ----- -----
PART 1
------

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.


ITEM 1. DESCRIPTION OF BUSINESS

A. IN GENERAL.

The Company was organized on June 28, 1996, and has never commenced operations. The Company is a "blank check" or "shell corporation", in the development stage, whose plan of operations is limited to locating a merger or acquisition candidate. The Company's common stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that the Company will ever acquire a suitable merger or acquisition candidate or that its common stock will ever develop a market.

PLAN OF OPERATIONS-IN GENERAL

The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company's plan of operations over the next 12 months includes the seeking of acquisition or merger opportunities. During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. There can be no assurance that the company will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. If the company is not able to raise equity capital, and it presently has no cash with which to satisfy any future cash requirements. The company will need a minimum of $10,000 to satisfy its cash requirements for the next 12 months. The company will not be able to operate if it does not obtain equity financing. The Company has no current material commitments. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires. The company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. The company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. The Company has no current material commitments. The Company has generated no revenue since its inception.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

The Company intends to utilize the proceeds from this offering or to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placement. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with a firm that only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or an established company seeking a public vehicle. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries. The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management had adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company. As part of any transaction, the acquired company may require that Management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the anticipated market price of the Company's Common Stock at such a time. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will potentially be less than market value, that the potential of a stock sale will be a material factor in their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Management in connection with any acquisition. The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents. However, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.





THE PRODUCTS

The Company has no products.


COMPETITION

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development state enterprises. There are many established management and financial consulting companies and venture capital firms which have financial resources superior to the Company, so there can be no assurance that the Company will be able to compete with these other

GOVERNMENT REGULATION

Management believes that government approval is not necessary for the Company's business, and government regulations have no effect or a negligible effect on its business. However, the Investment Company Act of 1940 defines an "investment company" as a company which holds itself out as being engaged in the business of investing, reinvesting or trading of securities. While the Company doe snot intend to engage in those activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940.

EMPLOYEES

The Company presently employs only its sole officer and director, who devotes as much time as the Board of Directors deems it necessary to conduct the affairs of the Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has an arrangement with its President to use 600 square feet of office space, telephones and secretarial services free of charge. The Company has no other property.


ITEM 3. LEGAL PROCEEDINGS

The Company is not subject to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is quoted on the National Quotation Bureau's "pink sheets" under the symbol "****". The current market price of the Company's common stock is $1.00 per share. The Company's securities have only been quoted for the first quarter of this year. The Company considers its Common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. As of December 31, 1999, there were 2,000,000 record holders of the Company's Common Stock. The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

The company has not agreed to register any restricted securities for selling security holders.

The following table sets forth the range of high and low bid information for each full quarterly period of the last fiscal year:

 Quarter ended            Average High Bid        Average Low Bid
 March 31, 2000               $1.00                    $1.00


PENNY STOCK STATUS

The Company's common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

   1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

   2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

   3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

   4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

 (1) The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

 (2) Source of information: National Quotation Service Bureau.

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of the date of this report is 2,000,000.

DIVIDENDS

The Company has not paid any cash dividends since its inception and does not contemplate paying any in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

PENNY STOCK STATUS

If and when it creates a market for its common stock, the Company's common stock is a "penny stock," as the term is defined by Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with transactions in penny stocks:

  1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation, investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

  2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

  3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

  4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

 (1) The above quotations reflect inter-dealer prices, without retail mark up, mark down or commission and may not represent actual transactions.

 (2) Source of information: National Quotation Bureau.

SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of December 31, 1999 was 2,000,000.


ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PLAN OF OPERATIONS

The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek perceived advantages of a publicly held corporation. At this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company's plan of operations over the next 12 months includes the seeking of acquisition or merger opportunities. During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. There can be no assurance that the company will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. If the company is not able to raise equity capital, and it presently has no cash with which to satisfy any future cash requirements. The company will need a minimum of $10,000 to satisfy its cash requirements for the next 12 months. The company will not be able to operate if it does not obtain equity financing. The Company has no current material commitments. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it requires. The company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. The company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. The Company has no current material commitments. The Company has generated no revenue since its inception.


The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

The Company intends to utilize the proceeds from this offering or to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placement. In any private placement, management may purchase shares on the same terms as offered in the private placement.

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with a firm that only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or an established company seeking a public vehicle. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various business or purchase existing businesses as subsidiaries. The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management had adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company, if such person plays a material role in bringing a transaction to the Company. As part of any transaction, the acquired company may require that Management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the anticipated market price of the Company's Common Stock at such a time. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will potentially be less than market value, that the potential of a stock sale will be a material factor in their decision to enter a specific transaction.

The above description of potential sales of management stock is not based upon any corporate bylaw, shareholder or board resolution, or contract or agreement. No other payments of cash or property are expected to be received by Management in connection with any acquisition. The Company has not formulated any policy regarding the use of consultants or outside advisors, but does not anticipate that it will use the services of such persons.

The Company has, and will continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents. However, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.

PATENTS

The Company holds no patents or intellectual property.

ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The former accountant, Michael A. Segelstein, did not resign, or decline to stand for re election. It was dismissed by the Company in January, 2000. The decision to change accountants was approved by the Board of Directors. There were no disagreements with the former accountant on any matter of accounting principle, or practice, financial statements disclosure or auditing scope or procedure. The former accountant has indicated his agreement with the statements made by the Company concerning the change in the Company's independent accountant. The Company has fully authorized the former accountant to respond fully to the inquiries of the successor accountant concerning all of the Company's financial reports and audits. The new accountant, Robinson, Hill & Co., was engaged in January, 2000.

PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors are elected by the shareholders to terms of one year. Officers serve at the pleasure of the Board of Directors, and serve one year terms unless removed by the Board prior to their terms.

 The Executive Officers of the Company and its subsidiaries, and their ages, are as follows:

NAME                            AGE  POSITION
--------------------------------------------------------- ---  ------

Shirley Bethurum....................................    71   Pres./Sec./Dir.

SHIRLEY BETHURUM. Shirley Bethurum, 71, has been Sole Director, President and Secretary of the Company since her appointment on May 27, 1996. Ms. Bethurum has been a principal of several start-up companies. Her experience and skills include office management, manufacturing design and equipment purchase, purchase and supply management, direct sales and advertising implementation, warehouse management and fulfillment, new product introduction and start-up and financial management. Since 1978, Ms. Bethurum has been the general manager of Bethurum Research and Development, a pharmaceutical and laboratory company which develops, manufactures, markets and sells several environmentally-safe products. including Easy-Ivy (TM), Beach-Aid (TM), Inter-Fear-On-Magic (TM) and Bushwhacker (TM). Additionally Ms. Bethurum serves as an officer and director from time to time for other for profit corporations, some of which maintain a public trading status.

FAMILY RELATIONSHIPS.

There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

No compensation is paid or anticipated to be paid by the Company. It is possible that upon an acquisition some compensation may be paid to management. On acquisition of a business opportunity, current management may resign and be replaced by persons associated with the business opportunity acquired, particularly if the Company participates in a business opportunity by effecting a reorganization, merger or consolidation. If any member of current management remains after effecting a business opportunity acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business which cannot be predicted. Compensation of management will be determined by the new board of directors, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

Directors currently receive no compensation for their duties as directors.

EMPLOYMENT AGREEMENTS

The Company has not entered into any employment agreements with any of its employees, and employment arrangements are all subject to the discretion of the Company's sole director, Shirley Bethurum.

LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

The Company has no long-term incentive plans or awards to report for last fiscal year other than that which has already been reported.

COMPENSATION OF DIRECTORS


The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no written contracts or agreements. Employee compensation is set by the members of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock of the Company as of the date of this disclosure(1), by (I) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers as a group]

Name and Address        Number of Shares     Percentage Owned
----------------        ----------------     ----------------

Shirley Bethurum1,           600,000                80%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with organizing the Company, on June 28, 1996, persons consisting of its officers, directors, and other individuals were issued a total of 5,000 shares of Common Stock at a value of $1.00 per share. On February 26, 1999, those outstanding shares were forward split 200 to 1 and the par value was changed to $.001, resulting in a total of 1,000,000 shares outstanding. On October 30, 1999, the shares were again forward split 2 to 1, resulting in 2,000,000 shares outstanding. Ms Bethurum may be deemed to be a promoter of the Company. No other persons are known to Management that would be deemed to be promoters.

ITEM 13. INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements (included in Part II of this Report):

 Report of Independent Certified Public Accountant
 Financial Statements
 Balance Sheets
 Statement of Loss And Accumulated Deficit
 Statements of Cash Flows
 Statements of Stockholder's Equity
 Notes to Consolidated Financial Statements

 (b) Reports on Form 8-K: Not Applicable
 (c) Exhibits
 Exhibit No.        Description
 -----------        -----------
 3 (a)             Articles of Incorporation Four Peaks Group, Inc.
 3 (a)1            Amendment to Articles Of Incorporation Four Peaks Group, Inc.
 3 (b)             By-laws Four Peaks Group, Inc.
 4 (a)             Specimen certificate of common stock
 10                Other Documents - Not applicable
 12                Consent of Former Independent Accountant

Item 13. FINANCIAL STATEMENTS

Report of Independent Certified Public Accountant dated February 25, 2000 Financial Statements
Balance Sheets
Statement of Loss and Accumulated Deficit
Statements of Stockholder's Equity
Statements of Cash Flows
Notes to Financial Statements







[CAPTION]
INDEPENDENT AUDITOR'S REPORT
Four Peaks Group, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Four Peaks Group, Inc. (a development stage company) as of December 31,1999, and the related statements of operations and cash flows for the year then ended, and the statement stockholders' equity from June 28, 1996 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Four Peaks Group, Inc. (a development stage company) as of December 31, 1998, were audited by other auditors whose report dated May 29, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Peaks Group, Inc. (a development stage company) as at December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.

Respectfully submitted


ROBINSON, HILL & CO.
Certified Public Accountants
Salt Lake City, Utah
February 25, 2000

[CAPTION]
FOUR PEAKS GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

                                               December 31,
                                             1999       1998

Assets:                                     $   -      $    -

Liabilities - Accounts Payable              $   -      $    -

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 2,000,000 shares at
    December 31, 1999 and 1998               2,000      2,000
  Paid-In Capital                            4,365      3,000
  Deficit Accumulated During the
    Development Stage                       (6,365)    (5,000)

     Total Stockholders' Equity                 -           -

     Total Liabilities and
       Stockholders' Equity                 $   -       $   -








[CAPTION]
FOUR PEAKS GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
                                                              Cumulative
                                                                 since
                                                               Inception
                                                                  of
                                          For the year        Development
                                             ended               Stage
                                           December 31,
                                          -------------       -----------
                                           1999    1998

Revenues:                               $         $           $

Expenses:                                  1,365     -             6,365

     Net Loss                             (1,365)                 (6,365)

Basic & Diluted loss per share          $     -   $  -




[CAPTION]
FOUR PEAKS GROUP, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                   Deficet
                                                                                 Accumulated
                                                                                    During
                                               Common                 Paid-In      Development
                                                Stock                 Capital        Stage
                                           Shares      Par Value
June 28, 1996 (inception)
Issurnace of Stock for
Services and payment of
Accounts Payable                           5,000          5,000       $   -           $    -

Net Loss                                      -              -            -                -

Balance at December 31, 1996
 As Originally Reported                     5,000         5,000       $   -           $ (5,000)

Retroactive Adjustment for
200 to 1 stock split February 26, 1999    995,000        (4,000)       4,000

Retroactive Adjustment for 2 to 1
Stock Split October 30, 1999              1,000,000       1,000       (1,000)             -

Restated Balance January 1, 1997          2,000,000       2,000        3,000            (5,000)

Net Loss                                         -            -           -                -

Balance at December 31, 1997              2,000,000       2,000        3,000            (5,000)

Net Loss                                         -            -           -                -


[CAPTION]
FOUR PEAKS GROUP, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

                                                             Cumulative
                                                               Since
                                        For the              Inception of
                                      years ended            Development
                                        December 31,            Stage
                                     1999        1998

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                            $(1,365)       -           $(6,365)

  New Cash Used in
operating Activities                 (1,365)       -            (6,365)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Net Cash provided by
 investing activities                     -        -                -

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Capital contributed
 by shareholder                       (1,365)       -            (1,365)
Issuance of common stock                  -         -             5,000
 Net cash provided by
 Financing Activities                  1,365       -              6,365

Net (Decrease) Increase in
 Cash and Cash Equivalents                -        -                -

Cash and Cash Equivalents
 at beginning of period                   -        -                -

Cash and Cash Equivalents
 at End of period                         -        -                -

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
 Cash paid during the year for:
 Interest                               $  -      $  -              $  -

 Franchise and income taxes             $  -      $  -              $  -

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FLOW INVESTING
AND FINANCING ACTIVITIES:               $  -      $  -              $  -



[CAPTION]
FOUR PEAKS GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Four Peaks Group, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on June 28, 1996. Since June 28, 1996, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

The company has no products or services as of December 31, 1999. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.












Loss per Share

The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                    Per-Share
                                          Income        Shares        Amount
                                        (Numerator)  (Denominator)

                                       For the year
                                          ended
                                        December 31,
                                           1999

Basic Loss per Share
Loss to common shareholders              $(1,365)      2,000,000      $   -

                                       For the year
                                          ended
                                        December 31,
                                           1998

Basic Loss per Share
Loss to common shareholders              $      -      2,000,000      $   -

The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 1999 and 1998 and are thus not considered.

NOTE 2 - INCOME TAXES

 As of December 31, 1999, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

 The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

 As of December 31, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

 On February 26, 1999 the Board of Directors authorized 200 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 995,000 shares were issued, and Paid-In Capital was increased by $4,000. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.

On October 30, 1999 the Board of Directors authorized 2 to 1 stock split of the Company's common stock. As a result of the split, 1,000,000 shares were issued, and Paid-In Capital was reduced by $1,000. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.

 Item 14. EXHIBITS, FINANCIAL STATEMENTS

 14(a) Report of Independent Certified Public Accountant March 1, 2000 Financial Statements
 Balance Sheets
 Statement of Loss And Accumulated Deficit
 Statements of Stockholder's Equity
 Statements of Cash Flows
 Notes to Consolidated Financial Statements

  (b) Reports on Form 8-K: Not Applicable
  (c) Exhibits

 Exhibit No.         D E S C R I P T I O N
 -----------         ---------------------
 3               Articles of Incorporation Four Peaks Group, Inc.
 3(a)            Amendment to Articles Of Incorporation Four Peaks Group, Inc.
 3(b)            Certificate of Amendment to Articles of Incorporation
 3(c)            By-laws Four Peaks Group, Inc.
 4(a)            Specimen certificate of common stock
 10              Other Documents - Not applicable
 12              Consent of Former Independent Accountant

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Four Peaks Group, Inc.

SHIRLEY A. BETHURUM
_____________________________________
SHIRLEY A. BETHURUM, President and Director

Date: March 10, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 SHIRLEY A. BETHURUM
 _____________________________________
 SHIRLEY A. BETHURUM
 President/Secretary
 Treasury and Director

 Date: March 10, 2000



[CAPTION]
EXHIBIT 3
ARTICLES OF INCORPORATION OF
FOUR PEAKS GROUP, INC.
STATE OF NEVADA
Secretary of State
Filed June 28, 1996

Name of Corporation: Four Peaks Group, Inc..

Resident Agent: Nevada First Bancorp. 1800 East Sahara Avenue Suite 104, Las Vegas, NV 89104.

Number of Shares the corporation is authorized to issue: 25,000 par value $1.00

Governing Board shall be styled as Directors. The First Board of Directors shall consist of 1 member, Chad Holtz, 1800 E. Sahara Avenue Suite 104, Las Vegas, NV 89104.

Signature of Incorporators: The names and address of each incorporator signing the articles:

Chad Holtz,
1800 E. Sahara Avenue Suite 104
Las Vegas, NV 89104

[CAPTION]
EXHIBIT 3(a)
AMENDMENT TO ARTICLES OF INCORPORATION
(After Issuance of Stock)
Filed February 26, 1999
FOUR PEAKS GROUP, INC.

I, the undersigned, James E. Pitochelli, President and Secretary of Four Peaks Group, Inc., does hereby certify:

That the Board of Directors of said corporation at a meeting duly convened, held on the 19th day of February, 1999, adopted a Resolution to amend the original Articles of incorporation as follows;

RESOLVED: That the number of shares of the corporation authorized and entitled to vote on an amendment to the Articles of Incorporation is 1,000,000;

RESOLVED: That the authorized stock of the Company be and is hereby amended as follows:

          100,000,000 shares of Common Stock with a par value of $.001 per share.

RESOLVED: That the said change(s) and amendments have been consented to and approved by a majority vote of the stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.

James E. Pitochelli
______________________________
James E. Pitochelli, Secretary



[CAPTION]]
EXHIBIT 3(b)
CERTIFICATE OF AMENDMENT
OF
ARTICLES OF INCORPORATION
FOUR PEAKS GROUP, INC.

The undersigned, being the President and the Secretary of Four Peaks Group, Inc. a Nevada Corporation, hereby certify that by majority vote of the Board of Directors and Shareholders at a meeting held on October 15, 1999, it was voted and adopted a resolution to amend the original Articles of Incorporation as follows:

The undersigned further certify that ARTICLE FOUR of the original Articles of Incorporation filed on the 28th day of June 1996 herein is amended to include as follows:

"The Corporation declare a 2 shares for 1 share forward stock split to be effective October 30, 1999."

The undersigned hereby certify that they have on this day October 15, 1999 executed this Certificate Amending that original Articles of Incorporation heretofore filed with the Secretary of State of Nevada.

Shirley A. Bethurum
______________________________
Shirley A. Bethurum, Secretary


[CAPTION]
Exhibit 3(c)
BYLAWS OF
FOUR PEAKS, INC.
(A NEVADA CORPORATION)

ARTICLE I

OFFICES

    Section 1. Registered Office. The registered offices of the corporation in the State of Nevada shall be in the City of Las Vegas, State of Nevada.

    Section 2. Other Offices. The corporation shall also have and maintain an office or principal place of business at such place as may be fixed by the Board of Directors, and may also have offices at such other places, both within and without the State of Nevada as the Board of Directors may from time to time determine or the business of the corporation may require.

ARTICLE II

CORPORATE SEAL

    Section 3. Corporate Seal. The corporate seal shall consist of a die bearing the name of the corporation and the inscription, "Corporate Seal-Nevada." Said seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

ARTICLE III

STOCKHOLDERS' MEETINGS

    Section 4. Place of Meetings. Meetings of the stockholders of the corporation shall be held at such place, either within or without the State of Nevada, as may be designated from time to time by the Board of Directors, or, if not so designated, then at the office of the corporation required to be maintained pursuant to Section 2 hereof.

    Section 5. Annual Meeting.

    (a.) The annual meeting of the stockholders of the corporation, for the purpose of election of directors and for such other business as may lawfully come before it, shall be held on such date and at such time as may be designated from time to time by the Board of Directors.

    (b.) At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be: (A) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (B) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (C) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation not later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year's proxy statement, notice by the stockholder to be timely must be so received not earlier than the close of business on the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of the sixtieth (60th) day prior to such annual meeting or, in the event public announcement of the date of such annual meeting is first made by the corporation fewer than seventy (70) days prior to the date of such annual meeting, the close of business on the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by the corporation. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting: (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and address, as they appear on the corporation's books, of the stockholder proposing such business, (iii) the class and number of shares of the corporation which are beneficially owned by the stockholder, (iv) any material interest of the stockholder in such business and (v) any other information that is required to be provided by the stockholder pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "1934 Act"), in his capacity as a proponent to a stockholder proposal. Notwithstanding the foregoing, in order to include information with respect to a stockholder proposal in the proxy statement and form of proxy for a stockholder's meeting, stockholders must provide notice as required by the regulations promulgated under the 1934 Act. Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this paragraph (b). The chairman of the annual meeting shall, if the facts warrant, determine and declare at the meeting that business was not properly brought before the meeting and in accordance with the provisions of this paragraph (b), and, if he should so determine, he shall so declare at the meeting that any such business not properly brought before the meeting shall not be transacted.

    (c.) Only persons who are confirmed in accordance with the procedures set forth in this paragraph (c) shall be eligible for election as directors. Nominations of persons for election to the Board of Directors of the corporation may be made at a meeting of stockholders by or at the direction of the Board of Directors or by any stockholder of the corporation entitled to vote in the election of directors at the meeting who complies with the notice procedures set forth in this paragraph (c). Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the corporation in accordance with the provisions of paragraph (b) of this Section 5. Such stockholder's notice shall set forth
(i) as to each person, if any, whom the stockholder proposes to nominate for election or re-election as a director: (A) the name, age, business address and residence address of such person, (B) the principal occupation or employment of such person, (c) the class and number of shares of the corporation which are beneficially owned by such person, (D) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder, and (E) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the 1934 Act (including without limitation such person's written consent to being named in the proxy statement, if any, as a nominee and to serving as a director if elected); and (ii) as to such stockholder giving notice, the information required to be provided pursuant to paragraph (b) of this Section 5. At the request of the Board of Directors, any person nominated by a stockholder for election as a director shall furnish to the Secretary of the corporation that information required to be set forth in the stockholder's notice of nomination which pertains to the nominee. No person shall be eligible for election as a director of the corporation unless nominated in accordance with the procedures set forth in this paragraph (c). The chairman of the meeting shall, if the facts warrant, determine and declare at the meeting that a nomination was not made in accordance with the procedures prescribed by these Bylaws, and if he should so determine, he shall so declare at the meeting, and the defective nomination shall be disregarded.

    (d.) For purposes of this Section 5, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

    Section 6. Special Meetings.

    (a.) Special meetings of the stockholders of the corporation may be called, for any purpose or purposes, by (i) the Chairman of the Board of Directors, (ii) the Chief Executive Officer, or (iii) the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors (whether or not there exist any vacancies in previously authorized directorships at the time any such resolution is presented to the Board of Directors for adoption), and shall be held at such place, on such date, and at such time as the Board of Directors, shall determine.

(b.) If a special meeting is called by any person or persons other than the Board of Directors, the request shall be in writing, specifying the general nature of the business proposed to be transacted, and shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the Chairman of the Board of Directors, the Chief Executive Officer, or the Secretary of the corporation. No business may be transacted at such special meeting otherwise than specified in such notice. The Board of Directors shall determine the time and place of such special meeting, which shall be held not less than thirty-five (35) nor more than one hundred twenty
(120) days after the date of the receipt of the request. Upon determination of the time and place of the meeting, the officer receiving the request shall cause notice to be given to the stockholders entitled to vote, in accordance with the provisions of Section 7 of these Bylaws. If the notice is not given within sixty (60) days after the receipt of the request, the person or persons requesting the meeting may set the time and place of the meeting and give the notice. Nothing contained in this paragraph (b) shall be construed as limiting, fixing, or affecting the time when a meeting of stockholders called by action of the Board of Directors may be held.

    Section 7. Notice of Meetings. Except as otherwise provided by law or the Articles of Incorporation, written notice of each meeting of stockholders shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each stockholder entitled to vote at such meeting, such notice to specify the place, date and hour and purpose or purposes of the meeting. Notice of the time, place and purpose of any meeting of stockholders may be waived in writing, signed by the person entitled to notice thereof, either before or after such meeting, and will be waived by any stockholder by his attendance thereat in person or by proxy, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Any stockholder so waiving notice of such meeting shall be bound by the proceedings of any such meeting in all respects as if due notice thereof had been given.

    Section 8. Quorum. At all meetings of stockholders, except where otherwise provided by statute or by the Articles of Incorporation, or by these Bylaws, the presence, in person or by proxy duly authorized, of the holder or holders of not less than one percent (1%) of the outstanding shares of stock entitled to vote shall constitute a quorum for the transaction of business. In the absence of a quorum, any meeting of stockholders may be adjourned, from time to time, either by the chairman of the meeting or by vote of the holders of a majority of the shares represented thereat, but no other business shall be transacted at such meeting. The stockholders present at a duly called or convened meeting, at which a quorum is present, may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum. Except as otherwise provided by law, the Articles of Incorporation or these Bylaws, all action taken by the holders of a majority of the votes cast, excluding abstentions, at any meeting at which a quorum is present shall be valid and binding upon the corporation; provided, however, that directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors. Where a separate vote by a class or classes or series is required, except where otherwise provided by the statute or by the Articles of Incorporation or these Bylaws, a majority of the outstanding shares of such class or classes or series, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to that vote on that matter and, except where otherwise provided by the statute or by the Articles of Incorporation or these Bylaws, the affirmative vote of the majority (plurality, in the case of the election of directors) of the votes cast, including abstentions, by the holders of shares of such class or classes or series shall be the act of such class or classes or series.

    Section 9. Adjournment and Notice of Adjourned Meetings. Any meeting of stockholders, whether annual or special, may be adjourned from time to time either by the chairman of the meeting or by the vote of a majority of the shares casting votes, excluding abstentions. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty (30) days or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

    Section 10. Voting Rights. For the purpose of determining those stockholders entitled to vote at any meeting of the stockholders, except as otherwise provided by law, only persons in whose names shares stand on the stock records of the corporation on the record date, as provided in Section 12 of these Bylaws, shall be entitled to vote at any meeting of stockholders. Every person entitled to vote shall have the right to do so either in person or by an agent or agents authorized by a proxy granted in accordance with Nevada law. An agent so appointed need not be a stockholder. No proxy shall be voted after three (3) years from its date of creation unless the proxy provides for a longer period.

    Section 11. Joint Owners of Stock. If shares or other securities having voting power stand of record in the names of two (2) or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, tenants by the entirety, or otherwise, or if two (2) or more persons have the same fiduciary relationship respecting the same shares, unless the Secretary is given written notice to the contrary and is furnished with a copy of the instrument or order appointing them or creating the relationship wherein it is so provided, their acts with respect to voting shall have the following effect: (a) if only one (1) votes, his act binds all; (b) if more than one (1) votes, the act of the majority so voting binds all; (c) if more than one (1) votes, but the vote is evenly split on any particular matter, each faction may vote the securities in question proportionally, or may apply to the Nevada Court of Chancery for relief as provided in the General Corporation Law of Nevada, Section 217(b). If the instrument filed with the Secretary shows that any such tenancy is held in unequal interests, a majority or even-split for the purpose of subsection (c) shall be a majority or even-split in interest.

    Section 12. List of Stockholders. The Secretary shall prepare and make, at least ten (10) days before every meeting of stockholders, a complete list of the stockholders entitled to vote at said meeting, arranged in alphabetical order, showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not specified, at the place where the meeting is to be held. The list shall be produced and kept at the time and place of meeting during the whole time thereof and may be inspected by any stockholder who is present.

    Section 13. Action Without Meeting. No action shall be taken by the stockholders except at an annual or special meeting of stockholders called in accordance with these Bylaws, or by the written consent of all stockholders.

    Section 14.    Organization.

    (a.) At every meeting of stockholders, the Chairman of the Board of Directors, or, if a Chairman has not been appointed or is absent, the President, or, if the President is absent, a chairman of the meeting chosen by a majority in interest of the stockholders entitled to vote, present in person or by proxy, shall act as chairman. The Secretary, or, in his absence, an Assistant Secretary directed to do so by the President, shall act as secretary of the meeting.

    (b.) The Board of Directors of the corporation shall be entitled to make such rules or regulations for the conduct of meetings of stockholders as it shall deem necessary, appropriate or convenient. Subject to such rules and regulations of the Board of Directors, if any, the chairman of the meeting shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such chairman, are necessary, appropriate or convenient for the proper conduct of the meeting, including, without limitation, establishing an agenda or order of business for the meeting, rules and procedures for maintaining order at the meeting and the safety of those present, limitations on participation in such meeting to stockholders of record of the corporation and their duly authorized and constituted proxies and such other persons as the chairman shall permit, restrictions on entry to the meeting after the time fixed for the commencement thereof, limitations on the time allotted to questions or comments by participants and regulation of the opening and closing of the polls for balloting on matters which are to be voted on by ballot. Unless and to the extent determined by the Board of Directors or the chairman of the meeting, meetings of stockholders shall not be required to be held in accordance with rules of parliamentary procedure.

  ARTICLE IV - DIRECTORS

    Section 15. Number and Qualification. The authorized number of directors of the corporation shall be not less than one (1) nor more than twelve (12) as fixed from time to time by resolution of the Board of Directors; provided that no decrease in the number of directors shall shorten the term of any incumbent directors. Directors need not be stockholders unless so required by the Articles of Incorporation. If for any cause, the directors shall not have been elected at an annual meeting, they may be elected as soon thereafter as convenient at a special meeting of the stockholders called for that purpose in the manner provided in these Bylaws.

    Section 16. Powers. The powers of the corporation shall be exercised, its business conducted and its property controlled by the Board of Directors, except as may be otherwise provided by statute or by the Articles of Incorporation.

    Section 17. Election and Term of Office of Directors. Members of the Board of Directors shall hold office for the terms specified in the Articles of Incorporation, as it may be amended from time to time, and until their successors have been elected as provided in the Articles of Incorporation.

    Section 18. Vacancies. Unless otherwise provided in the Articles of Incorporation, any vacancies on the Board of Directors resulting from death, resignation, disqualification, removal or other causes and any newly created directorships resulting from any increase in the number of directors, shall unless the Board of Directors determines by resolution that any such vacancies or newly created directorships shall be filled by stockholder vote, be filled only by the affirmative vote of a majority of the directors then in office, even though less than a quorum of the Board of Directors. Any director elected in accordance with the preceding sentence shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director's successor shall have been elected and qualified. A vacancy in the Board of Directors shall be deemed to exist under this Bylaw in the case of the death, removal or resignation of any director.

    Section 19. Resignation. Any director may resign at any time by delivering his written resignation to the Secretary, such resignation to specify whether it will be effective at a particular time, upon receipt by the Secretary or at the pleasure of the Board of Directors. If no such specification is made, it shall be deemed effective at the pleasure of the Board of Directors. When one or more directors shall resign from the Board of Directors, effective at a future date, a majority of the directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office for the unexpired portion of the term of the director whose place shall be vacated and until his successor shall have been duly elected and qualified.

    Section 20. Removal. Subject to the Articles of Incorporation, any director may be removed by:

    (a.) the affirmative vote of the holders of a majority of the outstanding shares of the Corporation then entitled to vote, with or without cause; or

    (b.) the affirmative and unanimous vote of a majority of the directors of the Corporation, with the exception of the vote of the directors to be removed, with or without cause.

    Section 21.    Meetings.

    (a.) Annual Meetings. The annual meeting of the Board of Directors shall be held immediately after the annual meeting of stockholders and at the place where such meeting is held. No notice of an annual meeting of the Board of Directors shall be necessary and such meeting shall be held for the purpose of electing officers and transacting such other business as may lawfully come before it.

    (b.) Regular Meetings. Except as hereinafter otherwise provided, regular meetings of the Board of Directors shall be held in the office of the corporation required to be maintained pursuant to Section 2 hereof. Unless otherwise restricted by the Articles of Incorporation, regular meetings of the Board of Directors may also be held at any place within or without the state of Nevada which has been designated by resolution of the Board of Directors or the written consent of all directors.

    (c.) Special Meetings. Unless otherwise restricted by the Articles of Incorporation, special meetings of the Board of Directors may be held at any time and place within or without the State of Nevada whenever called by the Chairman of the Board, the President or any two of the directors.

    (d.) Telephone Meetings. Any member of the Board of Directors, or of any committee thereof, may participate in a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting by such means shall constitute presence in person at such meeting.

    (e.) Notice of Meetings. Notice of the time and place of all special meetings of the Board of Directors shall be orally or in writing, by telephone, facsimile, telegraph or telex, during normal business hours, at least twenty-four (24) hours before the date and time of the meeting, or sent in writing to each director by first class mail, charges prepaid, at least three
(3) days before the date of the meeting. Notice of any meeting may be waived in writing at any time before or after the meeting and will be waived by any director by attendance thereat, except when the director attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

    (f.) Waiver of Notice. The transaction of all business at any meeting of the Board of Directors, or any committee thereof, however called or noticed, or wherever held, shall be as valid as though had at a meeting duly held after regular call and notice, if a quorum be present and if, either before or after the meeting, each of the directors not present shall sign a written waiver of notice. All such waivers shall be filed with the corporate records or made a part of the minutes of the meeting.

    Section 22.    Quorum and Voting.

    (a.) Unless the Articles of Incorporation requires a greater number and except with respect to indemnification questions arising under Section 43 hereof, for which a quorum shall be one-third of the exact number of directors fixed from time to time in accordance with the Articles of Incorporation, a quorum of the Board of Directors shall consist of a majority of the exact number of directors fixed from time to time by the Board of Directors in accordance with the Articles of Incorporation provided, however, at any meeting whether a quorum be present or otherwise, a majority of the directors present may adjourn from time to time until the time fixed for the next regular meeting of the Board of Directors, without notice other than by announcement at the meeting.

    (b.) At each meeting of the Board of Directors at which a quorum is present, all questions and business shall be determined by the affirmative vote of a majority of the directors present, unless a different vote be required by law, the Articles of Incorporation or these Bylaws.

    Section 23. Action Without Meeting. Unless otherwise restricted by the Articles of Incorporation or these Bylaws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board of Directors or committee, as the case may be, consent thereto in writing, and such writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.

    Section 24. Fees and Compensation. Directors shall be entitled to such compensation for their services as may be approved by the Board of Directors, including, if so approved, by resolution of the Board of Directors, a fixed sum and expenses of attendance, if any, for attendance at each regular or special meeting of the Board of Directors and at any meeting of a committee of the Board of Directors. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee, or otherwise and receiving compensation therefor.

    Section 25.    Committees.

    (a.) Executive Committee. The Board of Directors may by resolution passed by a majority of the whole Board of Directors appoint an Executive Committee to consist of one (1) or more members of the Board of Directors. The Executive Committee, to the extent permitted by law and provided in the resolution of the Board of Directors shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, including without limitation the power or authority to declare a dividend, to authorize the issuance of stock and to adopt a certificate of ownership and merger, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Articles of Incorporation (except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of shares of stock adopted by the Board of Directors fix the designations and any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of stock of the corporation or fix the number of shares of any series of stock or authorize the increase or decrease of the shares of any series), adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the bylaws of the corporation.

    (b.) Other Committees. The Board of Directors may, by resolution passed by a majority of the whole Board of Directors, from time to time appoint such other committees as may be permitted by law. Such other committees appointed by the Board of Directors shall consist of one (1) or more members of the Board of Directors and shall have such powers and perform such duties as may be prescribed by the resolution or resolutions creating such committees, but in no event shall such committee have the powers denied to the Executive Committee in these Bylaws.

    (c.) Term. Each member of a committee of the Board of Directors shall serve a term on the committee coexistent with such member's term on the Board of Directors. The Board of Directors, subject to the provisions of subsections (a) or (b) of this Bylaw may at any time increase or decrease the number of members of a committee or terminate the existence of a committee. The membership of a committee member shall terminate on the date of his death or voluntary resignation from the committee or from the Board of Directors. The Board of Directors may at any time for any reason remove any individual committee member and the Board of Directors may fill any committee vacancy created by death, resignation, removal or increase in the number of members of the committee. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee, and, in addition, in the absence or disqualification of any member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

    (d.) Meetings. Unless the Board of Directors shall otherwise provide, regular meetings of the Executive Committee or any other committee appointed pursuant to this Section 25 shall be held at such times and places as are determined by the Board of Directors, or by any such committee, and when notice thereof has been given to each member of such committee, no further notice of such regular meetings need be given thereafter. Special meetings of any such committee may be held at any place which has been determined from time to time by such committee, and may be called by any director who is a member of such committee, upon written notice to the members of such committee of the time and place of such special meeting given in the manner provided for the giving of written notice to members of the Board of Directors of the time and place of special meetings of the Board of Directors. Notice of any special meeting of any committee may be waived in writing at any time before or after the meeting and will be waived by any director by attendance thereat, except when the director attends such special meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. A majority of the authorized number of members of any such committee shall constitute a quorum for the transaction of business, and the act of a majority of those present at any meeting at which a quorum is present shall be the act of such committee.

    Section 26. Organization. At every meeting of the directors, the Chairman of the Board of Directors, or, if a Chairman has not been appointed or is absent, the President, or if the President is absent, the most senior Vice President, or, in the absence of any such officer, a chairman of the meeting chosen by a majority of the directors present, shall preside over the meeting. The Secretary, or in his absence, an Assistant Secretary directed to do so by the President, shall act as secretary of the meeting.

  ARTICLE V - OFFICERS

    Section 27. Officers Designated. The officers of the corporation shall include, if and when designated by the Board of Directors, the Chairman of the Board of Directors, the Chief Executive Officer, the President, one or more Vice Presidents, the Secretary, the Chief Financial Officer, the Treasurer, the Controller, all of whom shall be elected at the annual organizational meeting of the Board of Direction. The Board of Directors may also appoint one or more Assistant Secretaries, Assistant Treasurers, Assistant Controllers and such other officers and agents with such powers and duties as it shall deem necessary. The Board of Directors may assign such additional titles to one or more of the officers as it shall deem appropriate. Any one person may hold any number of offices of the corporation at any one time unless specifically prohibited therefrom by law. The salaries and other compensation of the officers of the corporation shall be fixed by or in the manner designated by the Board of Directors.

    Section 28.    Tenure and Duties of Officers.

    (a.) General. All officers shall hold office at the pleasure of the Board of Directors and until their successors shall have been duly elected and qualified, unless sooner removed. Any officer elected or appointed by the Board of Directors may be removed at any time by the Board of Directors. If the office of any officer becomes vacant for any reason, the vacancy may be filled by the Board of Directors.

    (b.) Duties of Chairman of the Board of Directors. The Chairman of the Board of Directors, when present, shall preside at all meetings of the stockholders and the Board of Directors. The Chairman of the Board of Directors shall perform other duties commonly incident to his office and shall also perform such other duties and have such other powers as the Board of Directors shall designate from time to time. If there is no President, then the Chairman of the Board of Directors shall also serve as the Chief Executive Officer of the corporation and shall have the powers and duties prescribed in paragraph (c) of this Section 28.

    (c.) Duties of President. The President shall preside at all meetings of the stockholders and at all meetings of the Board of Directors, unless the Chairman of the Board of Directors has been appointed and is present. Unless some other officer has been elected Chief Executive Officer of the corporation, the President shall be the chief executive officer of the corporation and shall, subject to the control of the Board of Directors, have general supervision, direction and control of the business and officers of the corporation. The President shall perform other duties commonly incident to his office and shall also perform such other duties and have such other powers as the Board of Directors shall designate from time to time.

    (d.) Duties of Vice Presidents. The Vice Presidents may assume and perform the duties of the President in the absence or disability of the President or whenever the office of President is vacant. The Vice Presidents shall perform other duties commonly incident to their office and shall also perform such other duties and have such other powers as the Board of Directors or the President shall designate from time to time.

    (e.) Duties of Secretary. The Secretary shall attend all meetings of the stockholders and of the Board of Directors and shall record all acts and proceedings thereof in the minute book of the corporation. The Secretary shall give notice in conformity with these Bylaws of all meetings of the stockholders and of all meetings of the Board of Directors and any committee thereof requiring notice. The Secretary shall perform all other duties given him in these Bylaws and other duties commonly incident to his office and shall also perform such other duties and have such other powers as the Board of Directors shall designate from time to time. The President may direct any Assistant Secretary to assume and perform the duties of the Secretary in the absence or disability of the Secretary, and each Assistant Secretary shall perform other duties commonly incident to his office and shall also perform such other duties and have such other powers as the Board of Directors or the President shall designate from time to time.

    (f.) Duties of Chief Financial Officer. The Chief Financial Officer shall keep or cause to be kept the books of account of the corporation in a thorough and proper manner and shall render statements of the financial affairs of the corporation in such form and as often as required by the Board of Directors or the President. The Chief Financial Officer, subject to the order of the Board of Directors, shall have the custody of all funds and securities of the corporation. The Chief Financial Officer shall perform other duties commonly incident to his office and shall also perform such other duties and have such other powers as the Board of Directors or the President shall designate from time to time. The President may direct the Treasurer or any Assistant Treasurer, or the Controller or any Assistant Controller to assume and perform the duties of the Chief Financial Officer in the absence or disability of the Chief Financial Officer, and each Treasurer and Assistant Treasurer and each Controller and Assistant Controller shall perform other duties commonly incident to his office and shall also perform such other duties and have such other powers as the Board of Directors or the President shall designate from time to time.

    Section 29. Delegation of Authority. The Board of Directors may from time to time delegate the powers or duties of any officer to any other officer or agent, notwithstanding any provision hereof.

    Section 30. Resignations. Any officer may resign at any time by giving written notice to the Board of Directors or to the President or to the Secretary. Any such resignation shall be effective when received by the person or persons to whom such notice is given, unless a later time is specified therein, in which event the resignation shall become effective at such later time. Unless otherwise specified in such notice, the acceptance of any such resignation shall not be necessary to make it effective. Any resignation shall be without prejudice to the rights, if any, of the corporation under any contract with the resigning officer.

    Section 31. Removal. Any officer may be removed from office at any time, either with or without cause, by the affirmative vote of a majority of the directors in office at the time, or by the unanimous written consent of the directors in office at the time, or by any committee or superior officers upon whom such power of removal may have been conferred by the Board of Directors.

ARTICLE VI

EXECUTION OF CORPORATE INSTRUMENTS AND VOTING OF SECURITIES OWNED BY THE CORPORATION

    Section 32. Execution of Corporate Instrument. The Board of Directors may, in its discretion, determine the method and designate the signatory officer or officers, or other person or persons, to execute on behalf of the corporation any corporate instrument or document, or to sign on behalf of the corporation the corporate name without limitation, or to enter into contracts on behalf of the corporation, except where otherwise provided by law or these Bylaws, and such execution or signature shall be binding upon the corporation.

    Unless otherwise specifically determined by the Board of Directors or otherwise required by law, promissory notes, deeds of trust, mortgages and other evidences of indebtedness of the corporation, and other corporate instruments or documents requiring the corporate seal, and certificates of shares of stock owned by the corporation, shall be executed, signed or endorsed by the Chairman of the Board of Directors, or the President or any Vice President, and by the Secretary or Treasurer or any Assistant Secretary or Assistant Treasurer. All other instruments and documents requiting the corporate signature, but not requiring the corporate seal, may be executed as aforesaid or in such other manner as may be directed by the Board of Directors.

    All checks and drafts drawn on banks or other depositories on funds to the credit of the corporation or in special accounts of the corporation shall be signed by such person .or persons as the Board of Directors shall authorize so to do.

    Unless authorized or ratified by the Board of Directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.

    Section 33. Voting of Securities Owned by the Corporation. All stock and other securities of other corporations owned or held by the corporation for itself, or for other parties in any capacity, shall be voted, and all proxies with respect thereto shall be executed, by the person authorized so to do by resolution of the Board of Directors, or, in the absence of such authorization, by the Chairman of the Board of Directors, the Chief Executive Officer, the President, or any Vice President.

ARTICLE VII - SHARES OF STOCK

Section 34.    Form and Execution of Certificates.

Certificates for the shares of stock of the corporation shall be in such form as is consistent with the Articles of Incorporation and applicable law. Every holder of stock in the corporation shall be entitled to have a certificate signed by or in the name of the corporation by the Chairman of the Board of Directors, or the President or any Vice President and by the Treasurer or Assistant Treasurer or the Secretary or Assistant Secretary, certifying the number of shares owned by him in the corporation. Any or all of the signatures on the certificate may be facsimiles. In case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued with the same effect as if he were such officer, transfer agent, or registrar at the date of issue. Each certificate shall state upon the face or back thereof, in full or in summary, all of the powers, designations, preferences, and rights, and the limitations or restrictions of the shares authorized to be issued or shall, except as otherwise required by law, set forth on the face or back a statement that the corporation will furnish without charge to each stockholder who so requests the powers, designations, preferences and relative, participating, optional, or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights. Within a reasonable time after the issuance or transfer of uncertificated stock, the corporation shall send to the registered owner thereof a written notice containing the information required to be set forth or stated on certificates pursuant to this section or otherwise required by law or with respect to this section a statement that the corporation will furnish without charge to each stockholder who so requests the powers, designations, preferences and relative participating, optional or other special rights of each class of stock or series thereof and the qualifications, limitations or restrictions of such preferences and/or rights. Except as otherwise expressly provided by law, the rights and obligations of the holders of certificates representing stock of the same class and series shall be identical.

    Section 35.    Lost Certificates.

A new certificate or certificates shall be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen, or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen, or destroyed. The corporation may require, as a condition precedent to the issuance of a new certificate or certificates, the owner of such lost, stolen, or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require or to give the corporation a surety bond in such form and amount as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen, or destroyed.

    Section 36.    Transfers

(a.) Transfers of record of shares of stock of the corporation shall be made only upon its books by the holders thereof, in person or by attorney duly authorized, and upon the surrender of a properly endorsed certificate or certificates for a like number of shares.

    (b.) The corporation shall have power to enter into and perform any agreement with any number of stockholders of any one or more classes of stock of the corporation to restrict the transfer of shares of stock of the corporation of any one or more classes owned by such stockholders in any manner not prohibited by the General Corporation Law of Nevada.

    Section 37.    Fixing Record Dates.

    (a.) In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix, in advance, a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

    (b.) In order that the corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty (60) days prior to such action. If no record date is filed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

    Section 38. Registered Stockholders. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Nevada.

ARTICLE VIII

OTHER SECURITIES OF THE CORPORATION

    Section 39. Execution of Other Securities. All bonds, debentures and other corporate securities of the corporation, other than stock certificates (covered in Section 34), may be signed by the Chairman of the Board of Directors, the President or any Vice President, or such other person as may be authorized by the Board of Directors, and the corporate seal impressed thereon or a facsimile of such seal imprinted thereon and attested by the signature of the Secretary or an Assistant Secretary, or the Chief Financial Officer or Treasurer or an Assistant Treasurer; provided, however, that where any such bond, debenture or other corporate security shall be authenticated by the manual signature, or where permissible facsimile signature, of a trustee under an indenture pursuant to which such bond, debenture or other corporate security shall be issued, the signatures of the persons signing and attesting the corporate seal on such bond, debenture or other corporate security may be the imprinted facsimile of the signatures of such persons. Interest coupons appertaining to any such bond, debenture or other corporate security, authenticated by a trustee as aforesaid, shall be signed by the Treasurer or an Assistant Treasurer of the corporation or such other person as may be authorized by the Board of Directors, or bear imprinted thereon the facsimile signature of such person. In case any officer who shall have signed or attested any bond, debenture or other corporate security, or whose facsimile signature shall appear thereon or on any such interest coupon, shall have ceased to be such officer before the bond, debenture or other corporate security so signed or attested shall have been delivered, such bond, debenture or other corporate security nevertheless may be adopted by the corporation and issued and delivered as though the person who signed the same or whose facsimile signature shall have been used thereon had not ceased to be such officer of the corporation.

ARTICLE IX

DIVIDENDS

    Section 40. Declaration of Dividends. Dividends upon the capital stock of the corporation, subject to the provisions of the Articles of Incorporation, if any, may be declared by the Board of Directors pursuant to law at any regular or special meeting. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the Articles of Incorporation.

    Section 41. Dividend Reserve. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the Board of Directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the Board of Directors shall think conducive to the interests of the corporation, and the Board of Directors may modify or abolish any such reserve in the manner in which it was created.

ARTICLE X

FISCAL YEAR

    Section 42. Fiscal Year. The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

ARTICLE XI

INDEMNIFICATION

    Section 43. Indemnification of Directors, Executive Officers, Other Officers, Employees and Other Agents.

    (a.) Directors Officers. The corporation shall indemnify its directors and officers to the fullest extent not prohibited by the Nevada General Corporation Law; provided, however, that the corporation may modify the extent of such indemnification by individual contracts with its directors and officers; and, provided, further, that the corporation shall not be required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless (I) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by the Board of Directors of the corporation, (iii) such indemnification is provided by the corporation, in its sole discretion, pursuant to the powers vested in the corporation under the Nevada General Corporation Law or (iv) such indemnification is required to be made under subsection (d).

    (b.) Employees and Other Agents. The corporation shall have power to indemnify its employees and other agents as set forth in the Nevada General Corporation Law.

    (c.) Expense. The corporation shall advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director or officer, of the corporation, or is or was serving at the request of the corporation as a director or executive officer of another corporation, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefor, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said mounts if it should be determined ultimately that such person is not entitled to be indemnified under this Bylaw or otherwise.

    Notwithstanding the foregoing, unless otherwise determined pursuant to paragraph (e) of this Bylaw, no advance shall be made by the corporation to an officer of the corporation (except by reason of the fact that such officer is or was a director of the corporation in which event this paragraph shall not apply) in any action, suit or proceeding, whether civil, criminal, administrative or investigative, if a determination is reasonably and promptly made (I) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (ii) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of the corporation.

    (d.) Enforcement. Without the necessity of entering into an express contract, all rights to indemnification and advances to directors and officers under this Bylaw shall be deemed to be contractual rights and be effective to the same extent and as if provided for in a contract between the corporation and the director or officer. Any right to indemnification or advances granted by this Bylaw to a director or officer shall be enforceable by or on behalf of the person holding such right in any court of competent jurisdiction if (I) the claim for indemnification or advances is denied, in whole or in part, or (ii) no disposition of such claim is made within ninety (90) days of request therefor. The claimant in such enforcement action, if successful in whole or in part, shall be entitled to be paid also the expense of prosecuting his claim. In connection with any claim for indemnification, the corporation shall be entitled to raise as a defense to any such action that the claimant has not met the standard of conduct that make it permissible under the Nevada General Corporation Law for the corporation to indemnify the claimant for the amount claimed. In connection with any claim by an officer of the corporation (except in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that such officer is or was a director of the corporation) for advances, the corporation shall be entitled to raise a defense as to any such action clear and convincing evidence that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed in the best interests of the corporation, or with respect to any criminal action or proceeding that such person acted without reasonable cause to believe that his conduct was lawful. Neither the failure of the corporation (including its Board of Directors, independent legal counsel or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct set forth in the Nevada General Corporation Law, nor an actual determination by the corporation (including its Board of Directors, independent legal counsel or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that claimant has not met the applicable standard of conduct. In any suit brought by a director or officer to enforce a right to indemnification or to an advancement of expenses hereunder, the burden of proving that the director or officer is not entitled to be indemnified, or to such advancement of expenses, under this Article XI or otherwise shall be on the corporation.

    (e.) Non-Exclusivity of Rights. The rights conferred on any person by this Bylaw shall not be exclusive of any other right which such person may have or hereafter acquire under any statute, provision of the Articles of Incorporation, Bylaws, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding office. The corporation is specifically authorized to enter into individual contracts with any or all of its directors, officers, employees or agents respecting indemnification and advances, to the fullest extent not prohibited by the Nevada General Corporation Law.

    (f.) Survival of Rights. The rights conferred on any person by this Bylaw shall continue as to a person who has ceased to be a director, officer, employee or other agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

    (g.) Insurance. To the fullest extent permitted by the Nevada General Corporation Law, the corporation, upon approval by the Board of Directors, may purchase insurance on behalf of any person required or permitted to be indemnified pursuant to this Bylaw.

    (h.) Amendments. Any repeal or modification of this Bylaw shall only be prospective and shall not affect the rights under this Bylaw in effect at the time of the alleged occurrence of any action or omission to act that is the cause of any proceeding against any agent of the corporation.

    (I.) Saving Clause. If this Bylaw or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the corporation shall nevertheless indemnify each director and officer to the full extent not prohibited by any applicable portion of this Bylaw that shall not have been invalidated, or by any other applicable law.

    (j.) Certain Definitions. For the purposes of this Bylaw, the following definitions shall apply:

(I.) The term "proceeding" shall be broadly construed and shall include, without limitation, the investigation, preparation, prosecution, defense, settlement, arbitration and appeal of, and the giving of testimony in, any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative.

(ii.) The term "expenses" shall be broadly construed and shall include, without limitation, court costs, attorneys' fees, witness fees, fines, amounts paid in settlement or judgment and any other costs and expenses of any nature or kind incurred in connection with any proceeding.

(iii.) The term the "corporation" shall include, in addition to the resulting corporation, any constituent corporation (including any constituent of a constituent) absorbed in a consolidation or merger which, if its separate existence had continued, would have had power and authority to indemnify its directors, officers, and employees or agents, so that any person who is or was a director, officer, employee or agent of such constituent corporation, or is or was serving at the request of such constituent corporation as a director, officer, employee or agent or another corporation, partnership, joint venture, trust or other enterprise, shall stand in the same position under the provisions of this Bylaw with respect to the resulting or surviving corporation as he would have with respect to such constituent corporation if its separate existence had continued.

(iv.) References to a "director," "executive officer," "officer," "employee," or "agent" of the corporation shall include, without limitation, situations where such person is serving at the request of the corporation as, respectively, a director, executive officer, officer, employee, trustee or agent of another corporation, partnership, joint venture, trust or other enterprise.

(v.) References to "other enterprises" shall include employee benefit plans; references to "fines" shall include any excise taxes assessed on a person with respect to an employee benefit plan; and references to "serving at the request of the corporation" shall include any service as a director, officer, employee or agent of the corporation which imposes duties on, or involves services by, such director, officer, employee, or agent with respect to an employee benefit plan, its participants, or beneficiaries; and a person who acted in good faith and in a manner he reasonably believed to be in the interest of the participants and beneficiaries of an employee benefit plan shall be deemed to have acted in a manner "not opposed to the best interests of the corporation" as referred to in this Bylaw.

ARTICLE XII

NOTICES

    Section 44. Notices.

    (a.) Notice to Stockholders. Whenever, under any provisions of these Bylaws, notice is required to be given to any stockholder, it shall be given in writing, timely and duly deposited in the United States mail, postage prepaid, and addressed to his last known post office address as shown by the stock record of the corporation or its transfer agent.

    (b.) Notice to directors. Any notice required to be given to any director may be given by the method stated in subsection (a), or by facsimile, telex or telegram, except that such notice other than one which is delivered personally shall be sent to such address as such director shall have filed in writing with the Secretary, or, in the absence of such filing, to the last known post office address of such director.

    (c.) Affidavit of Mailing. An affidavit of mailing, executed by a duly authorized and competent employee of the corporation or its transfer agent appointed with respect to the class of stock affected, specifying the name and address or the names and addresses of the stockholder or stockholders, or director or directors, to whom any such notice or notices was or were given, and the time and method of giving the same, shall in the absence of fraud, be prima facie evidence of the facts therein contained.

    (d.) Time Notices Deemed Given. All notices given by mail, as above provided, shall be deemed to have been given as at the time of mailing, and all notices given by facsimile, telex or telegram shall be deemed to have been given as of the sending time recorded at time of transmission.

    (e.) Methods of Notice. It shall not be necessary that the same method of giving notice be employed in respect of all directors, but one permissible method may be employed in respect of any one or more, and any other permissible method or methods may be employed in respect of any other or others.

    (f.) Failure to Receive Notice. The period or limitation of time within which any stockholder may exercise any option or right, or enjoy any privilege or benefit, or be required to act, or within which any director may exercise any power or right, or enjoy any privilege, pursuant to any notice sent him ill the manner above provided, shall not be affected or extended in any manner by the failure of such stockholder or such director to receive such notice.

    (g.) Notice to Person with Whom Communication Is Unlawful. Whenever notice is required to be given, under any provision of law or of the Articles of Incorporation or Bylaws of the corporation, to any person with whom communication is unlawful, the giving of such notice to such person shall not be require and there shall be no duty to apply to any governmental authority or agency for a license or permit to give such notice to such person. Any action or meeting which shall be taken or held without notice to any such person with whom communication is unlawful shall have the same force and effect as if such notice had been duly given. In the event that the action taken by the corporation is such as to require the filing of a certificate under any provision of the Nevada General Corporation Law, the certificate shall state, if such is the fact and if notice is required, that notice was given to all persons entitled to receive notice except such persons with whom communication is unlawful.

    (h.) Notice to Person with Undeliverable Address. Whenever notice is required to be given, under any provision of law or the Articles of Incorporation or Bylaws of the corporation, to any stockholder to whom (I) notice of two consecutive annual meetings, and all notices of meetings or of the taking of action by written consent without a meeting to such person during the period between such two consecutive annual meetings, or (ii) all, and at least two, payments (if sent by first class mail) of dividends or interest on securities during a twelve-month period, have been mailed addressed to such person at his address as shown on the records of the corporation and have been returned undeliverable, the giving of such notice to such person shall not be required. Any action or meeting which shall be taken or held without notice to such person shall have the same force and effect as if such notice had been duly given. If any such person shall deliver to the corporation a written notice setting forth his then current address, the requirement that notice be given to such person shall be reinstated. In the event that the action taken by the corporation is such as to require the filing of a certificate under any provision of the Nevada General Corporation Law, the certificate need not state that notice was not given to persons to whom notice was not required to be given pursuant to this paragraph.

ARTICLE XII

AMENDMENTS

    Section 45.  Amendments.

    The Board of Directors shall have the power to adopt, amend, or repeal Bylaws as set forth in the Articles of Incorporation.

ARTICLE XIV

LOANS TO OFFICERS

    Section 46. Loans to Officers. The corporation may lend money to, or guarantee any obligation of, or otherwise assist any officer or other employee of the corporation or of its subsidiaries, including any officer or employee who is a Director of the corporation or its subsidiaries, whenever, in the judgment of the Board of Directors, such loan, guarantee or assistance may reasonably be expected to benefit the corporation. The loan, guarantee or other assistance may be with or without interest and may be unsecured, or secured in such manner as the Board of Directors shall approve, including, without limitation, a pledge of shares of stock of the corporation. Nothing in these Bylaws shall be deemed to deny, limit or restrict the powers of guaranty or warranty of the corporation at common law or under any statute.


Declared as the Revised By-laws of Four Peaks Group, Inc. as of the 28th day of June 1996, 1999.


Signature of Officer:
James E. Pitochelli
President and Secretary

[CAPTION]
Exhibit 4.1
SPECIMEN OF COMMON STOCK CERTIFICATE
Four Peaks Group, Inc.

[________]NUMBER                       SHARES[________]
           INCORPORATED UNDER THE LAWS OF THE STATE OF NEVADA
        100,000,000 SHARES COMMON STOCK AUTHORIZED, $.001 PAR VALUE


 COMMON STOCK                   CUSIP 350895 10 8
    SEE REVERSE FOR CERTAIN
    DEFINITIONS
THIS CERTIFIES THAT

Is the RECORD HOLDER OF      SHARES OF FULLY PAID AND NON-ASSESSABLE SHARES OF
COMMON STOCK OF FOUR PEAKS GROUP, INC.
TRANSFERABLE ON THE BOOKS OF THE CORPORATION IN PERSON OR BY DULY AUTHORIZED ATTORNEY UPON SURRENDER OF THIS CERTIFICATE PROPERLY ENDORSED. THIS CERTIFICATE AND THE SHARES REPRESENTED HEREBY ARE SUBJECT TO THE LAWS OF THE STATE OF NEVADA, AND TO THE CERTIFICATE OF INCORPORATION AND BYLAWS OF THE CORPORATION, AS NOW OR HEREAFTER AMENDED. THIS CERTIFICATE IS NOT VALID UNTIL COUNTERSIGNED BY THE TRANSFER AGENT.

WITNESS the facsimile seal of the Corporation and the signature of its duly authorized officers.

Dated:

[SEAL OF Four Peaks Group, Inc.}

SHIRLEY A. BETHURUM
- -----------------------
President, Secretary

    COUNTERSIGNED
  Alexis Stock Transfer
  P.O. Box 1405
  Rancho Mirage, CA 92270

  By"illegible signature"
                                         The following abbreviations, when used
in the inscription on the face of this
certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM - as tenants in common      UNIF GIFT MIN ACT - ____Custodian____
TEN ENT - as tenants by the entireties           (Cust)   (Minor)
JT TEN  - as joint tenants with right      under Uniform Gifts to Minors
      of survivorship and not as       Act ________________________
        tenants in common                  (State)

       Additional abbreviation may also be used though not in above list.

       FOR VALUE RECEIVED, _________hereby sell, assign and transfer unto

PLEASE INSERT SOCIAL SECURITY OR OTHER
  IDENTIFYING NUMBER OF ASSIGNEE
----------------------------------------

----------------------------------------

__________________________________________________________________________
(Please print or typewrite name and address including zip code of assignee)

__________________________________________________________________________

__________________________________________________________________________

__________________________________________________________________________
Shares of the capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint

__________________________________________________________________________
Attorney to transfer the said stock on the books of the within-named Corporation with full power of substitution in the premises.

Dated,  ---------------------------------

NOTICE: The signature to this assignment must correspond with the name as written upon the face of the Certificate, in every particular, without alteration or enlargement, or any change whatever.

<EXHIBIT> CONSENT OF FORMER INDEPENDENT ACCOUNTANT

MICHAEL A. SEGELSTEIN
CERTIFIED PUBLIC ACCOUNTANT
144-12 76th Avenue
Flushing, NY 11367

Board of Directors
Four Peaks Group, Inc.
Las Vegas, Nevada


I have reviewed Item 8 of the Company's Annual Report on Form 10KSB, Changes in and Disagreements with Independent Accountants, and agree with the statements set forth therein by the Company.

MICHAEL A. SEGELSTEIN
-------------------------
MICHAEL A. SEGELSTEIN
Certified Public Accountant
Flushing, NY
March 24, 2000


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET OF FOUR PEAKS GROUP, INC. AS OF DECEMBER 31, 1999,
1998 AND 1997 AND THE RELATED STATEMENTS OF OPERATIONS AND CASH FLOWS FOR THE ELEVEN MONTHS AND THE YEARS THEN ENDED AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[CIK]             0001101089
[NAME]            FOUR PEAKS GROUP, INC.
[MULTIPLIER]                  1000
 [CURRENCY]                   U.S. DOLLARS

[PERIOD-TYPE]                 11-MOS          YEAR                 YEAR
[FISCAL-YEAR-END]             DEC-31-1999     DEC-31-1998          DEC-31-1997
[PERIOD-START]                JAN-01-1999     JAN-01-1998          JAN-01-1997
[PERIOD-END]                  NOV-30-1999     DEC-31-1998          DEC-31-1997
[EXCHANGE-RATE]               1.00            1.00                 1.00
[CASH]                        0               0                    0
[SECURITIES]                  0               0                    0
[RECEIVABLES]                 0               0                    0
[ALLOWANCES]                  0               0                    0
[INVENTORY]                   0               0                    0
[CURRENT-ASSETS]              0               0                    0
[PP&E]                        0               0                    0
[DEPRECIATION]                0               0                    0
[TOTAL-ASSETS]                0               0                    0
[CURRENT-LIABILITIES]         0               0                    0
[BONDS]                       0               0                    0
[PREFERRED-MANDATORY]         0               0                    0
[PREFERRED]                   0               0                    0
[COMMON]                      2               2                    2
[OTHER-SE]                   (2)             (2)                  (2)
[TOTAL-LIABILITY-AND-EQUITY]  0               0                    0
[SALES]                       0               0                    0
[TOTAL-REVENUES]              0               0                    0
[CGS]                         0               0                    0
[TOTAL-COSTS]                 0               0                    0
[OTHER-EXPENSES]              0               0                    0
[LOSS-PROVISION]              0               0                    0
[INTEREST-EXPENSE]            0               0                    0
[INCOME-PRETAX]               0               0                    0
[INCOME-TAX]                  0               0                    0
[INCOME-CONTINUING]           0               0                    0
[DISCONTINUED]                0               0                    0
[EXTRAORDINARY]               0               0                    0
[CHANGES]                     0               0                    0
[NET-INCOME]                  0               0                    0
[EPS-BASIC]                   0               0                    0
[EPS-DILUTED]                 0               0                    0