Form 10-Q
period 2000-03-30
FOUR PEAKS GROUP INC
filed 2000-05-15
CIK 1101089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                 FORM 10 QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 30, 2000

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


    COMMISSION FILE NUMBER 0001101089
                           ----------


                             FOUR PEAKS GROUP, INC.
                   -----------------------------------------
             (Exact name of registrant as set forth in its charter)

Nevada                                                     77-0432962
----------------------------------
----------------------------------
(State or other jurisdiction of               (IRS Employer  Identification
No.)
incorporation or organization)


             44489 Town Center Way #D415, Palm Desert, CA 92260


--------------------------------------------------------------------------------
(Address of Principal Executive Offices, including Registrant's zip code and telephone number)

NONE
--------------------------------------------------------------
Former name, former address and former fiscal year, if changed.


Indicate by check mark whether the registrant (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

The number of shares of the registrant's common stock as of March 31, 2000:
2,000,000 shares.
Transitional Small Business Disclosure Format (check one):   Yes   No X
                                                                ---  ---



                  TABLE OF CONTENTS
PAGE
                  -----------------
----


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(a)      Balance Sheet
  3
(b)      Statement of Operations
  4
(c)      Statement of Changes in Financial Position
  5
(d)      Statement of Shareholders' Equity
  6
(e)      Notes to Financial Statements
  7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
  8

Item 3.  Risks

PART II. OTHER INFORMATION
  9

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Defaults On Senior Securities

Item 4.  Submission of Items to a Vote

Item 5.  Other Information

Item 6
(a)      Exhibits
(b)      Reports on Form 8K
None

SIGNATURES
 10

FINANCIAL DATA SCHEDULE
 11


       [CAPTION]
FOUR PEAKS GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

                                                March 31,
                                             1999       2000

Assets:                                     $   -      $    -

Liabilities - Accounts Payable              $   -      $    -

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 2,000,000
                   2,000      2,000
  Paid-In Capital                            4,365      4,365
  Deficit Accumulated During the
    Development Stage                       (6,365)    (6,365)

     Total Stockholders' Equity                 -           -

     Total Liabilities and
       Stockholders' Equity                 $   -       $   -







[CAPTION]
FOUR PEAKS GROUP, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

                                                                    Cumulative
                                                                 since
                                                               Inception
                                                                  of
                                          For the period        Development
                                             ended               Stage
                                           March 31,
                                          -------------       -----------
                                           1999    2000

Revenues:                                 $0         $0           $0

Expenses:                                  1,365   --            6,365

     Net Loss                             (1,365)  --          (6,365)

Basic & Diluted loss per share          $     -   $  -       $  -




[CAPTION]
FOUR PEAKS GROUP, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY


      Deficit

    Accumulated

       During
                                               Common
Paid-In      Development
                                                Stock
Capital        Stage
                                           Shares      Par Value
June 28, 1996 (inception)
Issuance of Stock for
Services and payment of
Accounts Payable                           5,000          5,000       $   -
         $    -

Net Loss                                      -              -            -
              -

Balance at December 31, 1996
 As Originally Reported                     5,000         5,000       $   -
         $ (5,000)

Retroactive Adjustment for
200 to 1 stock split February 26, 1999    995,000        (4,000)       4,000

Retroactive Adjustment for 2 to 1
Stock Split October 30, 1999              1,000,000       1,000
(1,000)             -

Restated Balance January 1, 1997          2,000,000       2,000        3,000
           (5,000)

Net Loss                                         -            -           -
              -

Balance at March 31, 2000                 2,000,000       2,000        3,000
           (5,000)

Net Loss                                         -            -           -
              -


[CAPTION]
FOUR PEAKS GROUP, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

                                                              Cumulative
                                                              Since
                                              For the
Inception of
                                      Period ended            Development
                                        March 31,             Stage
                                     -----      -----        -------------
                                     1999        2000

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                            $(1,365)     $ --          $(6,365)

  New Cash Used in
operating Activities                 (1,365)     $ --           (6,365)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Net Cash provided by
 investing activities                     -        -                -

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Capital contributed
 by shareholder                       (1,365)       -            (1,365)
Issuance of common stock                  -         -             5,000
 Net cash provided by
 Financing Activities                  1,365       -              6,365

Net (Decrease) Increase in
 Cash and Cash Equivalents                -        -                -

Cash and Cash Equivalents
 at beginning of period                   -        -                -

Cash and Cash Equivalents
 at End of period                         -        -                -

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
 Cash paid during the year for:
 Interest                               $  -      $  -              $  -

 Franchise and income taxes             $  -      $  -              $  -

SUPPLEMENTAL DISCLOSURE OF
NON-CASH FLOW INVESTING
AND FINANCING ACTIVITIES:               $  -      $  -              $  -



[CAPTION]
FOUR PEAKS GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2000

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

Nature of Business

The company has no products or services as of March 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


THIS ANALYSIS CONTAINS FORWARD-LOOKING COMMENTS WHICH ARE BASED ON CURRENT INFORMATION. ACTUAL RESULTS IN THE FUTURE MAY DIFFER MATERIALLY.

RESULTS OF OPERATIONS

The Company has no current operations, other than searching for a suitable merger candidate. Therefore, a comparative analysis of this quarter to the same quarter for the last fiscal year is not presented.

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



PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                    NONE

Item 2.  Changes in securities and use of proceeds            NONE

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.
 a)      Exhibits                                             NONE
 b)      Reports on 8K                                        NONE



                                   SIGNATURES


         In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Four Peaks Group, Inc.


   Dated: May 5, 2000              By:  Shirley A. Bethurum
                                        ---------------------------
                                        SHIRLEY A. BETHURUM, President
and Director






[TYPE]EX-27
<SEQUENCE>2
[DESCRIPTION]FINANCIAL DATA SCHEDULE

[ARTICLE] 5
[MULTIPLIER] 1

[S]                             [C]
[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                               0
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                                       0
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                       2000000
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                         0
[SALES]                                              0
[TOTAL-REVENUES]                                     0
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                         0
[EPS-BASIC]                                       (.00)
[EPS-DILUTED]                                     (.00)