Form 10QSB
period 2000-06-30
FOUR PEAKS GROUP INC
filed 2000-08-11
CIK 1101089

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
  [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:        June 30, 2000
                                 --------------------------------

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

  For the transition period from                       to
                                 ---------------------    ---------------------
          Commission file number           0-730
                                 -----------------------------

                             FOUR PEAKS GROUP, INC.
                ------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

          Nevada                                          77-0432962
--------------------------------------------------------------------------------
 (State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                       Identification No.)

               44489 Town Center Way, #D415 Palm Desert, CA 92260
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (760) 773-9227
                            Issuer's telephone number


              (Former name, former address and former fiscal year,
                         if changed since last report.)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:   June 30, 2000   4,000,000
                                                ----------------------------

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       ---

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Four Peaks Group, Inc
(A Development Stage Company)


           We have reviewed the accompanying balance sheet of Four Peaks Group, Inc (a development stage company) as of June 30, 2000 and December 31, 1999, and the related statements of operations for the three and six months, and cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

           We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

           Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                  Respectfully submitted



                                                  /s/ ROBISON, HILL & CO.
                                                  Certified Public Accountants

Salt Lake City, Utah
July 21, 2000

                             FOUR PEAKS GROUP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                        June 30,   December 31,
                                                        -------- --------------
                                                          2000       1999
                                                        --------    -------
ASSETS ...............................................  $   --      $  --


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable ...................................  $  1,279    $  --
  Accrued expenses ...................................      --         --
                                                        --------    -------

          Total Liabilities ..........................     1,279       --
                                                        --------    -------

Stockholders' Equity .................................      --         --
Common stock (par value $.001), 100,000,000 shares
  authorized, issued 4,000,000 shares at June 30, 2000
  and 2,000,000 at December 31, 1999 .................     4,000      2,000
Paid-In Capital ......................................     7,790      4,365
Deficit accumulated during development stage .........   (13,069)    (6,365)
                                                        --------    -------

          Total Stockholders' Equity .................    (1,279)      --
                                                        --------    -------

          Total Liabilities and Stockholders' Equity..  $   --      $  --
                                                        ========    =======
















                 See accompanying notes and accountants' report

                             FOUR PEAKS GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)





                                                                                 Cumulative
                                 For the Three Months     For the Six Months        Since
                                      Ended                     Ended            Inception of
                                     June 30,                  June 30,          Development
                              ----------------------   ------------------------  -------------
                                2000         1999         2000          1999        Stage
                              ---------  -----------   ----------  ------------  -----------
Revenues ..................   $    --    $      --     $     --    $       --    $      --
                              ---------  -----------   ----------  ------------  -----------

Expenses
  Selling, general and
    administrative expenses       6,279        1,365        6,704         1,365       13,069
                              ---------  -----------   ----------  ------------  -----------

Operating Loss ............        --           --           --            --           --

Other income (expense):
   Interest expense .......        --           --           --            --           --

Reorganization items:
   Administrative fees ....        --           --           --            --           --
                              ---------  -----------   ----------  ------------  -----------

Loss before taxes
Income taxes ..............        --           --           --            --           --
                              ---------  -----------   ----------  ------------  -----------

       Net Loss ...........   $  (6,279) $     (1,365) $   (6,704) $     (1,365) $   (13,069)
                              =========  ===========   ==========  ============  ===========


Per Share Amounts
Net Loss ..................   $    --    $      --     $     --    $       --    $      --
                              =========  ===========   ==========  ============  ===========

Weighted Average Shares
Outstanding ...............   4,000,000    2,000,000    3,000,000     2,000,000









                 See accompanying notes and accountants' report

                             FOUR PEAKS GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                          Cumulative
                                                                            Since
                                                For the six months ended  Inception of
                                                        June 30,          Development
                                                  ----------------------  ----------
                                                     2000        1999       Stage
                                                   --------   ----------   --------
Cash Flows from Operating Activities:
    Net Loss ....................................  $ (6,704)  $     --    $ (13,609)
    Increase (Decrease) in Accounts Payable .....     1,279         --        1,279
                                                   --------   ----------  ---------
        Net cash used in operating activities ...    (5,425)        --      (11,790)
                                                   --------   ----------  ---------

Cash Flows from Investing Activities:
        Net cash provided by investing activities      --           --         --
                                                   --------   ----------  ---------

Cash Flows from Financing Activities:
    Capital contributed by shareholder ..........       425         --        1,790
    Issuance of Common Stock ....................     5,000         --       10,000
                                                   --------   ----------  ---------
         Net cash provided by
         financing activities ...................     5,425         --       11,790
                                                   --------   ----------  ---------

Net change in cash and cash equivalents .........      --           --         --
Cash and cash equivalents at beginning of year ..      --           --         --
                                                   --------   ----------  ---------

Cash and cash equivalents at end of year ........  $   --     $     --    $    --
                                                   ========   ==========  =========

Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for:
        Interest ................................  $   --     $          --    $   --
        Franchise and income taxes ..............  $   --     $          --    $   --

Supplemental Disclosure of Non-Cash
Investing and Financing Activities: None







                 See accompanying notes and accountants' report

                             FOUR PEAKS GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED June 30, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Organization and Basis of Presentation

           The Company was incorporated under the laws of the state of Nevada on June 28, 1996. Since June 28, 1996, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

           The Company has no products or services as of June 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

           For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

                              FOUR PEAKS GROUP, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED June 30, 2000 (continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

           The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                   Per-Share
                                Income            Shares            Amount
                                ------            ------            ------
                              (Numerator)      (Denominator)

                                  For the three months ended June 30, 2000
                                  ----------------------------------------
Basic Loss per Share
Loss to common shareholders $        (6,279)        4,000,000   $            -
                            ===============  ================   ==============

                                  For the six months ended June 30, 2000
                                  --------------------------------------
Basic Loss per Share
Loss to common shareholders $        (6,704)        3,000,000   $            -
                            ===============  ================   ==============


                                  For the three months ended June 30, 1999
                                  ----------------------------------------
Basic Loss per Share
Loss to common shareholders $        (1,365)        2,000,000   $            -
                            ===============  ================   ==============


                                  For the six months ended June 30, 1999
                                  --------------------------------------
Basic Loss per Share
Loss to common shareholders $        (1,365)        2,000,000   $            -
                            ===============  ================   ==============

           The effect of outstanding common stock equivalents are anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

NOTE 2 - INCOME TAXES

           As of June 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $6,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future

                              FOUR PEAKS GROUP, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE SIX MONTHS ENDED June 30, 2000 (continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES (Continued)

taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

           The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

           As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

           On February 26, 1999 the Board of Directors authorized 200 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 995,000 shares were issued, and Paid-In Capital was increased by $4,000. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 and 1999 have been restated to reflect the stock split.

           On October 30, 1999 the Board of Directors authorized 2 to 1 stock split of the Company's common stock. As a result of the split, 1,000,000 shares were issued, and Paid-In Capital was reduced by $1,000. All references in the accompanying financial statements to the number of common shares and per-share amounts fro 1999 and 1998 have been restated to reflect the stock split.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company did not file a report on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NOTE 2 - INCOME TAXES

                             FOUR PEAKS GROUP, INC.
                             -----------------------
                                  (Registrant)





DATE:  July 21, 2000                       By:  /s/
     ---------------------                      ----
                                           David Sitko, CEO/President
                                           (Principal Financial and
                                           Accounting Officer)