Form 10QSB
period 2000-09-30
FOUR PEAKS GROUP INC
filed 2000-11-14
CIK 1101089

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:       September 30, 2000
                                      ---------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

       For the transition period from                  to
                                     ---------------       ---------------
          Commission file number                  0-730
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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __X____ No ______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2000 4,000,000
                                                    ----------------------------

     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Four Peaks Group, Inc
(A Development Stage Company)


     We have reviewed the accompanying balance sheet of Four Peaks Group, Inc (a development stage company) as of September 30, 2000 and December 31, 1999, and the related statements of operations for the three and nine months, and cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                              Respectfully submitted



                                              /s/ ROBISON, HILL & CO.
                                              Certified Public Accountants

Salt Lake City, Utah
October 20, 2000

                             FOUR PEAKS GROUP, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)


                                                      September 30, December 31,
                                                             --------    -------
                                                               2000      1999
                                                             --------   -------
ASSETS ....................................................  $   --     $  --
                                                             ========   =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable ........................................  $    500   $  --
  Accrued expenses ........................................      --        --
                                                             --------   -------

          Total Liabilities ...............................       500      --
                                                             --------   -------

Stockholders' Equity ......................................      --        --
Common stock (par value $.001), 100,000,000 shares
  authorized, issued 4,000,000 shares at September 30, 2000
  and 2,000,000 at December 31, 1999 ......................     4,000     2,000
Paid-In Capital ...........................................     9,069     4,365
Deficit accumulated during development stage ..............   (13,569)   (6,365)
                                                             --------   -------

          Total Stockholders' Equity ......................      (500)     --
                                                             --------   -------

          Total Liabilities and Stockholders' Equity ......  $   --     $  --
                                                             ========   =======

















                 See accompanying notes and accountants' report

                             FOUR PEAKS GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)





                                                                                 Cumulative
                                                                                    Since
                                      For the Three Months  For the Nine Months June 28, 1996
                                              Ended              Ended          Inception of
                                           September 30,      September 30,      Development
                                         -----------------   ----------------
                                           2000      1999     2000     1999         Stage
                                         ---------  -------  -------  -------      -------
Revenues ..................              $    --    $  --    $  --    $  --        $   --
                                         ---------  -------  -------  -------      --------

Expenses
  Selling, general and
    administrative expenses                    500     --      7,204    1,365        13,569
                                         ---------  -------  -------  -------      --------

       Net Loss ...........              $    (500) $  --    $(7,204) $(1,365)     $(13,569)
                                         =========  =======  =======  =======      ========



Basic & Diluted loss per
share .....................              $    --    $  --    $  --    $  --        $   --
                                         =========  =======  =======  =======      ========











                 See accompanying notes and accountants' report

                             FOUR PEAKS GROUP, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                       Cumulative
                                                                          Since
                                                                      June 28, 1996
                                            For the nine months ended Inception of
                                                     September 30,     Development
                                                   -------------------
                                                     2000       1999      Stage
                                                   --------   --------   ---------
Cash Flows from Operating Activities:
    Net Loss ....................................  $ (7,204)  $ (1,365)  $ (14,109)
    Increase (Decrease) in Accounts Payable .....       500      --            500
                                                   --------   --------   ---------
        Net cash used in operating activities ...    (6,704)    (1,365)    (13,609)
                                                   --------   --------   ---------

Cash Flows from Investing Activities:
        Net cash provided by investing activities      --         --          --
                                                   --------   --------   ---------

Cash Flows from Financing Activities:
    Capital contributed by shareholder ..........     1,704     1,365        3,069
    Issuance of Common Stock ....................     5,000       --        10,000
                                                   --------   --------   ---------
         Net cash provided by
         financing activities ...................     6,704      1,365      13,609
                                                   --------   --------   ---------

Net change in cash and cash equivalents .........      --         --          --
Cash and cash equivalents at beginning of year ..      --         --          --
                                                   --------   --------   ---------

Cash and cash equivalents at end of year ........  $   --     $   --     $    --
                                                   ========   ========   =========

Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for:
        Interest ................................  $   --     $   --     $    --
        Franchise and income taxes ..............  $   --     $   --     $    --

Supplemental Disclosure of Non-Cash
Investing and Financing Activities: None






                 See accompanying notes and accountants' report

                             FOUR PEAKS GROUP, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the state of Nevada on June 28, 1996. Since June 28, 1996, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of September 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                              FOUR PEAKS GROUP, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (continued)
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                Per-Share
                                 Income         Shares           Amount
                                 ------         ------           ------
                               (Numerator)    (Denominator)

                              For the three months ended September 30, 2000
                              ---------------------------------------------
Basic Loss per Share
Loss to common shareholders   $         (500)     4,000,000   $        --
                              ==============  =============   =============

                              For the nine months ended September 30, 2000
                              --------------------------------------------
Basic Loss per Share
Loss to common shareholders   $       (7,204)     3,000,000   $        --
                              ==============  =============   =============

                              For the three months ended September 30, 1999
                              ---------------------------------------------

Basic Loss per Share
Loss to common shareholders   $         --        2,000,000   $        --
                              ==============  =============   =============

                              For the nine months ended September 30, 1999
                              --------------------------------------------

Basic Loss per Share
Loss to common shareholders   $       (1,365)     2,000,000   $        --
                              ==============  =============   =============

     The effect of outstanding common stock equivalents are anti-dilutive for September 30, 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                              FOUR PEAKS GROUP, INC
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (continued)
                                   (Unaudited)

NOTE 2 - INCOME TAXES

     As of September 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $13,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of September 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a report on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




                             FOUR PEAKS GROUP, INC.
                                  (Registrant)





DATE: November 13, 2000                       By:  /s/
      ----------------                            David Sitko, CEO/President
                                                  (Principal Financial and
                                                  Accounting Officer)