Form 10KSB
period 2000-12-31
FOUR PEAKS GROUP INC
filed 2001-03-30
CIK 1101089

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)


       [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.


       [ ] Transition report under Section 13 or 15(d) of the  Securities
           Exchange Act of 1934 For the transition period from ------------ to ------------.

           Commission file number:  000-28529


                             FOUR PEAKS GROUP, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)



         Nevada                               77-0432962
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                44489 Town Center Way #D415 Palm Desert, CA 92260
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                 (760) 773-9227
                             ----------------------
                           (Issuer's telephone number)


Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X .

At December 31, 2000, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2000, was as follows: Common Stock $.001 par value, 4,000,000 shares.

Total revenues for fiscal year ended December 31, 2000: $4000

At December 31, 2000, the number of shares of common stock outstanding was 2,000,000.

Transitional Small Business Disclosure Format (check one): Yes  ; No X

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     Four  Peaks  Group,   Inc.,  a  Nevada   corporation  (the  "Company")  was
incorporated  on June 28,  1996.  The Company is in the  business of offering an easily-accessible, high exposure Internet presence to small and growing businesses through an electronic Internet directory. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be assessed in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet.

     Such risks include, without limitation, the lack of broad acceptance of the company's products and services on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant e-Commerce-based revenues from Internet customers, the Company's inability to anticipate and adapt to a developing market, the failure of the Company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the Company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction and development of different or more extensive Internet directories by direct and indirect competitors of the Company, inc luding those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its website, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

Industry Background

     Global commerce and the online exchange of information is new and evolving, and it is difficult to predict with any assurance whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the Web will not be adversely affected.
     Industry  estimates  indicate,  according  to a  Myers  Group  study,  that spending on Internet advertising in the United States will grow from $2 billion in 1999 to $32 billion in 2005. According to a report by Forrester Research, money spent worldwide for Internet advertising will reach $33 billion. The Internet has become a compelling advertising vehicle that provides advertisers with targeting tools not available from traditional advertising media. Research by Jupiter Communications predicts that by 2003, the amount of money spent on online advertising will exceed that spent in some traditional media. The interactive nature of the Internet and the development of "click-through" advertising banners and other feedback tools enable advertisers to measure impression levels, establish a dialogue with users and receive "real-time" direct feedback from their target markets.

     Such feedback provides advertisers with an effective means to measure the attractiveness of their offerings among targeted audiences and make modifications to their advertising campaigns on short notice. Community sites are generally able to provide advertisers significantly more information regarding consumers than other websites because they collect detailed demographic data and facilitate the development of user-created affinity groups. The ability to target advertisements to broad audiences, specific regional populations, affinity groups or individuals makes community website advertising a highly versatile and effective tool for delivering customized and cost-effective messages. One indicator of the Internet's popularity as an advertising medium is the growing number and diversity of Internet advertisers.

     Most early Internet advertisers were technology and Internet-related companies. Today, a growing number of Internet advertisers consist of traditional, consumer product and service companies. The diverse audience of users accessing community sites has made such sites especially attractive to consumer product and service companies advertising on the Internet. The Company believes that this trend should continue, and that a wide variety of companies outside the technology and Internet industries, such as financial services, consumer goods, automotive and pharmaceutical companies, are or will be increasingly using the Internet, and Internet directory sites in particular, to advertise.

     The Internet allows marketers to collect meaningful demographic information and feedback from consumers, and to rapidly respond to this information with new messages. This offers a significant new opportunity for businesses to increase the effectiveness of their direct marketing campaigns. In traditional media, a significant portion of all advertising budgets is spent on direct marketing because of its effectiveness. However, the effectiveness of direct marketing campaigns is dependent upon the quality of consumer data used to develop and place complementary products or services. If and as facilities are developed and the Web becomes a viable commercial marketplace in the long term, the Company might be required to incur substantial expenditures in order to adapt its services to changing Web technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition


     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities.

Government Regulation

     Although the law relating to the liability of online companies is currently unsettled, the Company does not presently anticipate the need for any governmental approval for its products or services. It is possible that claims could be made against online e-Commerce companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their website. If government regulation becomes a factor and approval of the Company's products and/or services becomes necessary at some point in the future, the Company will seek such approval at the appropriate time

Employees

     The Company's only employee at the present time is its sole officer and director, who will devote as much time as he determines is necessary to carry out the affairs of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company has a working agreement with the Company president to share use of 600 square feet of office space, telephones and secretarial services supplied on a gratis basis.

ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the Company (or its director and officer in his capacity as such) is party or to which property of the Company is subject is pending and no such material proceeding is known by management of the Company to be contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     There has been no public trading market for the Company's common stock. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Financial Statements and notes thereto.

OPERATIONS

     Management intends to continue its general operational strategy by soliciting customers from the greater Coachella Valley area of the Inland Basin/Palm Springs regions of California, a region currently under-serviced for purposes of Internet and electronic commerce applications. This will be accomplished through print media advertisement and by word-of-mouth through existing contacts of the Company's President.

LIQUIDITY AND CAPITAL RESOURCES

     Based upon the low monthly overhead associated with current operations, the Company believes that it has sufficient cash on hand to meet its anticipated needs for working capital, capital expenditures and business expansion.

RESULTS OF OPERATIONS

     During the period from January 1, 2000 to December 31, 2000, the Company had revenues from operations of $4,000. At the beginning of the year, the Company had cash on hand of $0. At the end of the year the Company's cash on hand was $4,544. The Company's Retained Deficit increased from $6,365 to $10,645 during the period from January 1, 2000 to December 31, 2000. The increase in the Company's deficit is a result from expenses for accounting fees, rent, office expense and telephone.

Need for Additional Financing

     The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, for a period of approximately two years. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

FEDERAL INCOME TAX ASPECTS OF INVESTMENT IN THE COMPANY

     The discussion contained herein has been prepared by the Company and is based on existing law as contained in the Code, amended United States Treasury Regulations ("Treasury Regulations"), administrative rulings and court decisions as of the date of this Annual Report. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse affect upon the Company and the holders of the Common Stock. In addition, several of the issues dealt with in this summary are the subjects of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

FORWARD LOOKING STATEMENT

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.









                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors and Executive Officers.

     The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the director and executive officer of the Company is as follows.

     David Sitko has been sole Director, President, Chief Financial Officer and Secretary of the Company since its inception. Mr. Sitko has been teaching in the Desert Sands Unified School District since 1995. Mr. Sitko has taught math and technology-related courses. Mr. Sitko received his Multiple Subject Teaching Credential from Chapman University, Palm Desert, CA in 1996. He received his Bachelors of Arts in American History from the University of California, Santa Cruz,

     CA in 1992. He has also completed his Masters in Instructional Technology from Cal State San Bernadino, San Bernadino, CA in 2000. Mr. Sitko has extensive education and experience in Internet service, web design, and computer technology.

     During the past five years, none of the officers or directors of the Company has been subject to a bankruptcy petition, criminal conviction, or any order, judgement or decree, not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities, or found to be guilty of any securities laws infractions.

Conflicts of Interest

     Certain conflicts of interest now exist and will continue to exist between the Company and its sole officer and director due to the fact that each has other business interests to which he devotes his primary attention.

     Certain conflicts of interest may exist between the Company and its sole director and officer, Mr. Sitko, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests. There can be no assurance that Mr. Sitko will resolve all conflicts of interest in favor of the Company, and failure by Mr. Sitko to conduct the Company's business in the Company's best interest may result in liability to Mr. Sitko. Mr. Sitko, as the sole officer and director, is accountable to the Company as a fiduciary, which means that he is required to exercise good faith and integrity in handling the Company's affairs. Shareholders who believe that the Company has been harmed by failure of Mr. Sitko to appropriately resolve any conflict of interest may, subject to applicable rule of civil procedure, be able to bring a class action or derivative suit to enforce their rights and the Company's rights.

     The Company has no arrangement, understanding or intention to enter into any transaction for participating in any business opportunity with any officer, director, or principal shareholder or with any firm or business organization with which such persons are affiliated, whether by reason of stock ownership, position as an officer or director, or otherwise.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION

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

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

     The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 4,000,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2000 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them. # of

Name and Address                 Nature of           Shares
of Beneficial Owners             Ownership           Owned             Percent
Directors

Principal Shareholders


David H. Sitko                     Common            3,200,000           80.00

Directors and Executive Officers


David H. Sitko                     Common            3,200,000           80.00

All Executive Officers and
Directors as a Group (1
person)                            Direct            3,200,000           80.00%
                                   Options           None                None %
                                   Total             3,200,000           80.00 %

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with organizing the Company, on June 28, 1996, persons consisting of its officers, directors, and other individuals were issued a total of 5,000 shares of Common Stock at a value of $1.00 per share. On February 26, 1999, the outstanding shares were forward split 200 to 1 and the par value was changed to $.001, resulting in a total of 1,000,000 shares outstanding. On October 30, 1999, the shares were again forward split 2 to 1, resulting in 2,000.000 shares outstanding. Under Rule 405 promulgated under the Securities Act of 1933, Mr. Sitko may be deemed to be a promoter of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


           (a)       EXHIBITS


           The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:


           Exhibit No.         Exhibit


           *3                  Articles of Incorporation


           *3.2                Bylaws


           *3.1                Amended Articles of Incorporation




           (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Form 10-KSB.

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated December 16, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FOUR PEAKS GROUP, INC.

By:   /s/ David H. Sitko
      David H. Sitko
      President, Chief Finance Officer and
      Director
Date: March 29, 2001

                             FOUR PEAKS GROUP, INC.

                     (Formerly a Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2000 AND 1999

                                    CONTENTS


                                                                           Page

Independent Auditor's Report...............................................F - 1

Balance Sheets
  December 31, 2000 and 1999...............................................F - 2

Statements of Operations for the
  Years Ended December 31, 2000 and 1999...................................F - 3

Statement of Stockholders' Equity for the
 Years Ended December 31, 2000 and 1999....................................F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2000 and 1999...................................F - 5

Notes to Financial Statements..............................................F - 6

                          INDEPENDENT AUDITOR'S REPORT



Four Peaks Group, Inc.
(Formerly a Development Stage Company)

     We have audited the accompanying balance sheet of Four Peaks Group, Inc. (formerly a development stage company) as of December 31, 2000, and the related statements of operations and cash flows for the year then ended, and the statement stockholders' equity from June 28, 1996 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Four Peaks Group, Inc. (formerly a development stage company) as at December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $4,280 for 2000 and $6,365 for 1999. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Respectfully submitted



                                          /s/ROBISON,HILL & CO
                                          Certified Public Accountants

Salt Lake City, Utah
March 19, 2001

                             FOUR PEAKS GROUP, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS





                                                          December 31,
                                                         --------------
                                                         2000      1999
                                                        ------     ----

Assets:
   Cash ..............................................  $  4,544  $   --
                                                          ======   ====

Liabilities - Accounts Payable .......................  $    846  $   --
                                                          ------   ----

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 4,000,000 shares at December 31, 2000
    and 2,000,000 shares at December 31, 1999 ........     4,000  2,000
  Paid-In Capital ....................................    10,343  4,365
  Deficit Accumulated During the
    Development Stage ................................   (10,645)(6,365)
                                                          ------  ----

     Total Stockholders' Equity ......................     3,698      --
                                                          ------   ----

     Total Liabilities and
       Stockholders' Equity ..........................  $  4,544  $   --
                                                           ======   ====

                                                           ======   ====

















                 The accompanying notes are an integral part of
                          these financial statements.

                             FOUR PEAKS GROUP, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS






                                                    For the year ended
                                                    December 31,
                                          ------------------------------------
                                                    2000            1999
                                                   -------          -----
Revenues: .................................    $     4,000        $      --

General and Administrative Expenses: ......          8,280             1,365
                                                  -------              -----

     Net Loss .............................    $    (4,280)         $(1,365)
                                                 =======               =====

Basic & Diluted loss per share ............    $      --          $      --
                                                  =======              =====




























                 The accompanying notes are an integral part of
                          these financial statements.

                             FOUR PEAKS GROUP, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999






                                                   Common Stock Paid-In Retained
                                           Shares   Par Value   Capital Deficit
                                           ------- ---------    ------- --------
Balance at January 1, 1999 .............   2,000,000   2,000    3,000    (5,000)

Capital contributed by shareholder .....        --      --      1,365      --

Net Loss ...............................        --      --       --      (1,365)
                                           ---------   -----   ------   -------

Balance at December 31, 1999 ...........   2,000,000   2,000    4,365    (6,365)


July 2000 Issuance of Stock for
Services and Payment of A/P ............   2,000,000   2,000    3,000      --

Capital contributed by shareholder .....        --      --      2,978      --
Net Loss ...............................        --      --       --      (4,280)
                                           ---------   -----   ------   -------

Balance at December 31, 2000 ...........   4,000,000   $4,000  $10,343 $(10,645)
                                           =========   =====   ======   =======




















                   The accompanying notes are an integral part
                         of these financial statements.

                             FOUR PEAKS GROUP, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS





                                                 For the years ended
                                                     December 31,
                                             -------------------------------
                                                     2000      1999
                                                  --------  -----------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ........................................$   (4,280) $ (1,365)
Issuance of Common Stock ..........................    5,000     --
Increase (Decrease) in Accounts Payable ...........      846     --
                                                      ------    ------
  Net Cash Used in operating activities ...........    1,566   (1,365)
                                                      ------    ------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities ............................     --       --
                                                       ------    ------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital Contributed by Shareholder ................    2,978    1,365
                                                      ------    ------
  Net Cash Provided by Financing Activities .......    2,978    1,365
                                                      ------    ------

Net (Decrease) Increase in
  Cash and Cash Equivalents .......................    4,544     --
Cash and Cash Equivalents
  at Beginning of Period ..........................     --       --
                                                      ------    ------
Cash and Cash Equivalents
  at End of Period ................................   $4,544     --
                                                      ======    ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                            $ --      $ --
  Franchise and income taxes                          $ 200     $ --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None



                 The accompanying notes are an integral part of
                          these financial statements.

                             FOUR PEAKS GROUP, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Four Peaks Group, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Nevada on June 28, 1996. The Company was in the development stage from June 28, 1996 to December 14, 2000.

Nature of Business

     The company was formed for the purpose of offering a desert Internet directory of Coachella Valley business. The Company's website, which has not yet been developed, will provide listings of local businesses in an electronic Internet "yellow Pages" - type directory providing an easily accessible, high exposure Internet presence to small and growing businesses.

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

                             FOUR PEAKS GROUP, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                     Per-Share
                                 Income                 Shares       Amount
                                 ------                 ------       ------
                                (Numerator)           (Denominator)

                                     For the year ended December 31, 2000
Basic Loss per Share
Loss to common shareholders  $     (4,280)        2,926,027   $         -
                              ===============  ==============   ===============

                                     For the year ended December 31, 1999
Basic Loss per Share
Loss to common shareholders  $     (1,365)         2,000,000   $         -
                              ================ ================   ==============

     The effect of outstanding common stock equivalents would be anti-dilutive for December 31, 2000 and 1999 and are thus not considered.

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

     As of December 31, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $10,645 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                             FOUR PEAKS GROUP, INC.
                             ----------------------
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                   (Continued)


NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company.

NOTE 4 - COMMITMENTS

     As of December 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

NOTE 6 - STOCK ISSUED

     During July of 2000 the Board of Directors authorized the issuance of 2,000,000 shares of stock to unrelated parties as payment of services.
                                      F - 8