Form 10QSB
period 2001-03-31
FOUR PEAKS GROUP INC
filed 2001-05-21
CIK 1101089

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ------------ to ------------.

                    Commission file number                     000-28529
                                            ----------------------------

                             FOUR PEAKS GROUP, INC.
                ------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                                     77-0432962
-------------------------------------------------------------------------------
             (State or other jurisdiction                       (IRS Employer
         of incorporation or organization)                   Identification No.)

               44489 Town Center Way, #D415 Palm Desert, CA 92260
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (760) 773-9227
                            Issuer's telephone number


     (Former name, former address and former fiscal year, if changed since last report.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 4,000,000


     Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I


Item 1.  Financial Statements



                         INDEPENDENT ACCOUNTANT'S REPORT


Four Peaks Group, Inc.

           We have reviewed the accompanying balance sheet of Four Peaks Group, Inc. as of March 31, 2001 and December 31, 2000, and the related statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   \s\ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 9, 2001

                             FOUR PEAKS GROUP, INC.
                                 BALANCE SHEETS
                                   (Unaudited)



                                                         March 31,  December 31,
                                                             2001        2000
                                                           --------    --------
ASSETS
   Cash ................................................   $  4,544    $  4,544
                                                           ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts Payable .....................................   $    864    $    846
  Accrued expenses .....................................       --          --
                                                           --------    --------

          Total Liabilities ............................        864         846
                                                           --------    --------

Stockholders' Equity
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 4,000,000 shares at March 31, 2001
    and December 31, 2000 ..............................      4,000       4,000
Paid-In Capital ........................................     10,343      10,343
Deficit Accumulated During the
    Development Stage ..................................    (10,645)    (10,645)
Retained Deficit .......................................        (18)       --
                                                           --------    --------

          Total Stockholders' Equity ...................      3,680       3,698
                                                           --------    --------

          Total Liabilities and Stockholders' Equity ...   $  4,544    $  4,544
                                                           ========    ========












                 See accompanying notes and accountants' report

                             FOUR PEAKS GROUP, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)






                                                          For the Three Months
                                                                  Ended
                                                                 March 31,
                                                          ---------------------
                                                             2001        2000
                                                          ---------   ---------

Revenues ..............................................   $    --     $    --
                                                          ---------   ---------

Expenses
  Selling, general and
  administrative expenses .............................          18         425
                                                          ---------   ---------

Operating Income (Loss) ...............................         (18)       (425)


Income (Loss) before taxes ............................        --          --
Income taxes ..........................................        --          --
                                                          ---------   ---------

       Net Income (Loss) ..............................   $     (18)  $    (425)
                                                          =========   =========

Basic & Diluted loss per share ........................   $    --     $    --
                                                          =========   =========



















                 See accompanying notes and accountants' report

                             FOUR PEAKS GROUP, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                      For the Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
Cash Flows from Operating Activities:
    Net Loss .........................................   $     (18)   $    (425)
    Increase (Decrease) in Accounts Payable ..........          18         --
    Increase (Decrease) in Accrued Expenses ..........        --           --
                                                         ---------    ---------
        Net cash used in operating activities ........        --           (425)
                                                         ---------    ---------

Cash Flows from Investing Activities:
        Net cash provided by investing activities ....        --           --
                                                         ---------    ---------

Cash Flows from Financing Activities:
    Capital Contributed by Shareholder ...............        --            425
    Issuance of Common Stock .........................        --           --
                                                         ---------    ---------
         Net cash provided by
         financing activities ........................        --            425
                                                         ---------    ---------

Net change in cash and cash equivalents ..............        --           --
Cash and cash equivalents
at beginning of period ...............................       4,544         --
                                                         ---------    ---------

Cash and cash equivalents at end of period ...........   $   4,544    $    --
                                                         =========    =========

Supplemental Disclosure of Cash Flow
Information:
    Cash paid during the year for:
        Interest .....................................   $    --      $    --
        Franchise and income taxes ...................   $    --      $    --

Supplemental Disclosure of Non-Cash Investing and Financing Activities: None






                 See accompanying notes and accountants' report

                             FOUR PEAKS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, is not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Concentrations of Credit Risk

           The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                             FOUR PEAKS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

           The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:


                                                                     Per-Share
                                            Income      Shares         Amount
                                            ------      ------         ------
                                         (Numerator) (Denominator)

                                      For the Three Months Ended March 31, 2001
Basic Income per Share
Income to common shareholders            $       (18)   4,000,000   $      --
                                         ===========  ===========   ===========

                                      For the Three Months Ended March 31, 2000
Basic Loss per Share
Loss to common shareholders              $      (425)   2,000,000   $      --
                                         ===========  ===========   ===========


           The effect of outstanding common stock equivalents are anti-dilutive for March 31, 2001 and 2000 and are thus not considered.

NOTE 2 - INCOME TAXES

           As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $11,000 that may be offset against future taxable income through 2020. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                             FOUR PEAKS GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)


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

NOTE 4 - COMMITMENTS

           As of March 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - STOCK SPLIT

           On February 26, 1999 the Board of Directors authorized 200 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 995,000 shares were issued, and Paid-In Capital was increased by $4,000. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 have been restated to reflect the stock split.

           On October 30, 1999 the Board of Directors authorized 2 to 1 stock split of the Company's common stock. As a result of the split, 1,000,000 shares were issued, and Paid-In Capital was reduced by $1,000. All references in the accompanying financial statements to the number of common shares and per-share amounts for 2000 have been restated to reflect the stock split.

NOTE 6 - STOCK ISSUED

           During July of 2000 the Board of Directors authorized the issuance of 2,000,000 shares of stock to unrelated parties as payment of services.

Item 2.  Management's Discussion and Analysis or Plan of Operation

General

    This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations

           For the quarter ended March 31, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

           The Company had no sales or sales revenues for the three months ended March 31, 2001 or 2000. The Company had no costs of sales revenues for the three months ended March 31, 2001 or 2000. The Company had general and administrative expenses of $18 for the three month period ended March 31, 2001 and $425 for the same period in 2000.

           The Company recorded net loss of $18 for the three months ended March 31, 2001 compared to $425 loss for the same period in 2000.

Capital Resources and Liquidity

           At March 31, 2001, the Company had total current assets of $4,544 and total assets of $4,544 as compared to $4,544 current assets and $4,544 total assets at December 31, 2000. The Company had a net working capital of $3,680 and $3,698 at March 31, 2001 and December 31, 2000.

           Net stockholders' equity in the Company was $3,680 and $3,698 as of March 31, 2001 and December 31, 2000.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       None.

Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters to a Vote of Security Holders.

       None.

Item 5.  Other Information

       None.

Item 6.  Exhibits and Reports on Form 8-K

           The Company has not filed a Form 8-K during the three months ended March 31,2001.

                                   SIGNATURES



           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        FOUR PEAKS GROUP, INC.
                                                        ----------------------
                                                             (Registrant)





DATE: May 18, 2001                         By:  /s/ David H. Sitko
     -------------                              -------------------
                                           David H. Sitko
                                           President, Chief Finance Officer and
                                           Director